Form 10-Q
period 1996-06-26
FINE HOST CORP
filed 1996-08-12
CIK 1011584

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 26, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from ________ to ___________

                       Commission file number: 000-28590


                              Fine Host Corporation


                              Delaware 06 - 1156070
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                             3 Greenwich Office Park
                               Greenwich, CT 06831
                                (203) 629 - 4320


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No X


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

The Registrant had 6,209,100 shares of common stock, $.01 par value, outstanding as of August 9, 1996.

                                TABLE OF CONTENTS

                         Part I - Financial Information


                                                                       Page No.
Item 1       -        Financial Statements (unaudited)


            *        Consolidated Balance Sheets - June 26, 1996
                         and December 27, 1995                              3

            *        Consolidated Statements of Income- Three and
                         Six Months Ended June 26, 1996
                         and June 28, 1995                                  4

            *        Consolidated Statement of Stockholders'
                         Equity - Six Months Ended June 26, 1996            5

            *        Consolidated Statement of Cash Flows - Six
                         Months Ended June 26, 1996 and
                         June 28, 1995                                      6

            *   Notes to Financial Statements                            7 - 10


Item 2   -   Management's Discussion and Analysis of
               Financial Condition and Results of Operations            11 - 14



                           Part II - Other Information


Item 1  -   Legal Proceedings                                             15



Item 6 -   Exhibits and Reports on Form 8-K                               15


              Signature                                                   16

Part I.  Financial Information
Item 1.  Financial Statements

                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                              June 26,1996    December 27, 1995
                                               (unaudited)
                   ASSETS
Current assets:
  Cash                                        $     812       $    634
  Accounts receivable                             9,624          7,548
  Notes receivable                                  554            520
  Inventories                                     2,631          2,099
  Prepaid expenses and other current assets       1,580          1,893
                                                -------          -----
       Total current assets                      15,201         12,694

Contract rights, net                             18,349         12,866
Fixtures and equipment, net                      17,366         15,829
Notes receivable                                  1,723          1,391
Excess of cost over fair value of
net assets acquired, net                          17,250        13,406
Other assets                                      6,427          4,395
                                                -------        -------
       Total assets                             $76,316        $60,581
                                                =======        =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses    $16,096                 $12,467
  Current portion of long-term debt              -                   2,981
  Current portion of subordinated debt       1,208                   1,745
                                         ---------               ---------
       Total current liabilities            17,304                  17,193

Deferred income taxes                        7,820                   6,421
Long-term debt                               5,484                  15,326
Subordinated debt                            3,705                   8,879
                                         ---------                --------
       Total liabilities                    34,313                  47,819

Commitments and contingencies

Stock warrants                                  --                  1,380

Stockholders' equity:
  Convertible Preferred Stock,
    $.01 par value, 1,000,000 shares
    authorized, 134,171 issued and
    outstanding at December 27, 1995            --                      1
  Common Stock, $.01 par value, 25,000,000
    shares authorized,6,034,600 and 2,048,200
    issued and outstanding at June 26, 1996
    and December 27, 1995, respectively         61                     20
  Additional paid-in capital                40,305                  8,933
  Retained earnings                          1,826                  2,617
  Receivables from stockholders
    for purchase of Common Stock              (189)                  (189)
                                            -------                -------
       Total stockholders' equity           42,003                 11,382
                                            ------                 -------

          Total liabilities and
            stockholders' equity         $  76,316              $   60,581
                                          =========              ==========

See   accompanying   notes  to   unaudited   consolidated
financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)




                            Three Months Ended              Six Months Ended
                         June 26,        June 28,      June 26,      June 28,
                           1996            1995          1996           1995
                      ------------    ------------   ------------   ----------
Net sales                 $25,804       $20,090       $49,964        $43,519
Cost of sales              23,390        18,422        45,020         39,717
                         --------       -------        -------        ------
Gross profit               2,414          1,668         4,944          3,802
General and
administrative expenses    1,241            923         2,577          2,013
                           -----         -------      -------         -------
Income from operations     1,173            745         2,367          1,789
Interest expense, net        755            633         1,522          1,329
                           ------        -------       ------          ------
Income before tax provision  418            112           845            460
Tax provision                167             38           336            178
                           ------        ------        ------          ------
Net income                   251             74           509            282
Accretion to redemption
value of warrants           (260)            (2)        (1300)           (74)
                            -----         ------        -------         ------
Net income (loss) available
   to Common Stockholders   $ (9)        $   72       $  (791)       $   208
                            =====         ======        =======       =======

Earnings (loss) per share
   of Common Stock          $  -         $   .02       $ (.22)         $ .07
                            ======        ========      =======        ======
Average number of shares
of Common Stock outstanding  3,687          3,312        3,535         3,217
                            ======         =======      =======       ======

Earnings (loss) per share
   assuming full dilution  $    -           $ .02        $(.22)        $ .06
                            ======         =======       =======       =======

Average number of shares of
  Common Stock outstanding
  assuming full dilution     3,713          3,330          3,575         3,245
                           =======         =======        =======       =======


See accompanying notes to unaudited consolidated financial statements.



                                      FINE HOST CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         (in thousands, except share data)
                                                    (unaudited)




                                                                                                  Receivables
                                                                                                     from
                                                                                                  Stockholders
                                                                                                      for
                                     Convertible                         Additional               Purchase of
                                   Preferred Stock    Common Stock       Paid-In    Retained        Common      Stockholders'
                                 Shares    Amount    Shares     Amount   Capital    Earnings         Stock        Equity
                                 ------    ------    ------     ------  -----------  --------     -----------------------

Balance, December 27, 1995       134,171     $1    2,048,200    $20       $ 8,933      $2,617        $(189)       $11,382
  Stock warrant accretion                                                              (1,300)                     (1,300)
  Shares issued in connection
    with Sun West acquisition                         25,900      1           369                                     370
  Shares issued in connection
    with initial public offering                   2,890,218     29        30,513                                  30,542
  Conversion of Preferred Stock (134,171)   (1)      939,197      9           (8)                                      -
  Warrants exercised                                 123,585      1           608                                     609
  Warrants redeemed                                                          (200)                                   (200)
  Stock issued to non-employee
    directors                                          7,500      1            90                                      91
  Net income                     _______     __     ________    ___       _______         509        _____            509
                                                                                     --------                  ----------

Balance, June 26, 1996               -     $ -     6,034,600    $61       $40,305      $1,826        $(189)       $42,003
                                ========   ====    =========    ===       =======      ======        =====        =======



See accompanying notes to unaudited  consolidated financial statements.


                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                            Six Months Ended
                                                            June 26,   June 28,
                                                              1996       1995
                                                            --------    -------

Cash flows from operating activities:
Net income                                                   $  509     $  282
Adjustments to reconcile net income to net cash
   provided by (used in)operating activities:
   Depreciation and amortization                              2,041      1,677
   Deferred income tax provision                                335        175
   Changes in operating assets and liabilities:
        Accounts receivable                                    (128)      (396)
        Inventories                                            (189)        67
        Prepaid expenses and other current assets               109       (979)
        Accounts payable and accrued expenses                   565     (2,454)
        Increase in other assets                             (3,187)    (2,129)
                                                             -------    -------
      Net cash provided by (used in)operating activities         55     (3,757)

Cash flows from investing activities:
   Increase in contract rights                               (3,053)        38
   Purchases of fixtures and equipment                       (1,856)    (1,264)
   Sale of fixtures and equipment                                64          -
   Acquisition of business, net of cash acquired             (3,215)         -
   Collection of notes receivable                               396        951
                                                             -------    -------

      Net cash used in investing activities                  (7,664)      (275)
                                                             -------    -------

Cash flows provided by financing activities:
   Borrowings under long-term debt agreement                  6,945      5,806
   Proceeds from issuance of preferred stock                    -        1,500
   Proceeds from issuance of common stock                    30,542          -
   Payment of long-term debt                                (19,768)      (759)
   Payment of subordinated debt                              (7,661)    (3,053)
   Redemption of warrants                                    (2,880)         -
   Proceeds from exercise of warrants                           609          -
                                                            -------     -------
      Net cash provided by financing activities               7,787      3,494
                                                            -------     -------

Net increase (decrease) in cash                                 178       (538)
Cash, beginning of period                                       634      1,532
                                                            -------     -------
Cash, end of period                                        $    812      $ 994
                                                            =======      ======

See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)


1. Summary of Significant Accounting Policies

     Basis of Presentation--The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited financial statements include all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six months ended June 26, 1996 and June 28, 1995. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 27, 1995 included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 19, 1996.

     Earnings (Loss) Per Share--Earnings (loss) per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding during each period. Earnings (loss) per share assuming full dilution gives effect to the assumed exercise of all dilutive stock options and the assumed conversion of dilutive convertible securities (warrants) except when their effect is antidilutive. In calculating earnings (loss) per share, net income has been reduced for the accretion to the redemption value of warrants by $260, $2, $1,300 and $74 for the three and six months ended June 26, 1996 and June 28, 1995, respectively.

2. Acquisitions

    On July 31, 1996, the Company acquired 100% of the outstanding stock of Ideal Management Services, Inc. ("Ideal"). Ideal provides contract food services to public school districts in New York State. The purchase price was approximately $3,600, consisting of cash, convertible subordinated notes with interest at 7 1/4%, and a seven year covenant not to compete. At the option of the note holders, the outstanding principal balance of the notes is convertible into Common Stock at a conversion price of $15 per share.

     On March 25, 1996, the Company acquired 100% of the outstanding stock of Sun West Services, Inc. ("Sun West"). Sun West provides contract food and beverage services primarily in the education market as well as to other institutional clients. The purchase price was approximately $5,200, consisting of cash, five-year subordinated notes to the sellers with interest at 7% and 25,900 shares of Common Stock.

     In July 1995, the Company acquired 100% of the outstanding stock of Northwest Food Service, Inc. ("Northwest"). Northwest provides contract food and beverage services, primarily in the education and corporate dining markets. The purchase price was approximately $2,500 consisting of subordinated notes to the seller and cash.

     The aforementioned acquisitions have been accounted for under the purchase method of accounting and, accordingly, the accompanying unaudited consolidated financial statements reflect the fair values of the assets acquired and liabilities

                     FINE HOST CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (in thousands,except share and per share data)
                                   (unaudited)



assumed or incurred as of the effective date of the acquisitions. The results of operations of the acquired companies are included in the accompanying unaudited consolidated financial statements since their respective dates of acquisition.

     The following table summarizes pro forma information as follows: (i) with respect to the income statement data for the six months ended June 28, 1995, as if the acquisitions of Sun West and Northwest had been completed as of the beginning of such period; and (ii) with respect to the income statement data for the six months ended June 26, 1996, as if the acquisition of Sun West had been completed as of the beginning of such period:


                                                      Six Months Ended
                                                    June 26,      June 28,
                                                      1996          1995
                                                    -------        -------
    Summary statement of income
    Net sales                                      $ 54,005      $  57,538
    Income from operations                         $  2,263      $   1,710
    Net loss                                       $ (1,079)     $    (154)
    Net loss per share assuming full dilution      $   (.30)     $    (.05)
                                                    ========      ========

3. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consists of the following:

                                                June 26,      December 27,
                                                  1996            1995
                                                --------      -----------

                  Accounts payable              $ 5,158           $ 5,197
                  Accrued wages and benefits      4,086             1,607
                  Accrued rent to clients         2,908             2,576
                  Accrued other                   3,944             3,087
                                                -------           -------
                  Total                         $16,096           $12,467
                                                =======           =======

4. Long-Term Debt

     Long-term debt consists of the following:

                                               June 26        December 27,
                                                1996              1995
                                             ---------         -----------

                  Term Loan                $        -           $  9,100
                  Working Capital Line           5,484             6,000
                  Guidance Line                     -              3,207
                                               -------           -------
                                                 5,484            18,307
                  Less: current portion             -              2,981
                                               -------           -------
                  Total                        $ 5,484           $15,326
                                               =======           =======

                     FINE HOST CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (in thousands, except share and per share data)
                                   (unaudited)



   The Company's bank agreement was amended and restated on June 19, 1996 in connection with the initial public offering (the "Restated Bank Agreement") and provides for (i) a working capital revolving credit line (the "Working Capital Line") for general obligations and letters of credit of the Company, in the maximum amount of $20,000 and (ii) a line of credit to provide for future expansion by the Company (the "Guidance Line") in the maximum amount of $55,000. The maximum borrowing under the Restated Bank Agreement was $75,000 as of June 19, 1996. The Restated Bank Agreement terminates on April 30, 1999.

   The Company's obligations under the Restated Bank Agreement are collateralized by a pledge of shares of the common stock or other equity interests of the Company's subsidiaries, as well as by certain fixtures and equipment, notes receivable and other assets, as well as the receipt, if any, of certain funds paid to the Company with respect to the termination of client contracts prior to their expiration.

   The Restated Bank Agreement contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures and commitments. Additional obligations require maintenance of certain financial ratios, including the ratio of total debt to operating cash flow, operating cash flow to cash interest expense, and minimum net worth and operating cash flow. The Restated Bank Agreement also contains prohibitions on the payment of dividends.

5. Subordinated Debt

     In March 1996, as part of the acquisition of Sun West (see Note 2), the Company issued to the stockholders of Sun West the following: (1) a subordinated promissory note with a face value of $1,350 at 7% interest per annum, payable in four annual installments beginning in 1998; and (2) a subordinated promissory note with a face value of $638 at 7% interest per annum, payable in three annual installments beginning in 1997. The notes were discounted to present value using a market rate of 10%. The respective balances at June 26, 1996 were $1,206 and $594, of which $1,236 and $322 were classified as long term.

   In July 1995, as part of the purchase price of Northwest (see Note 2), the Company issued a $1,350 note to the seller at a 6% interest per annum payable in six equal annual installments. The note was discounted to present value using a market rate of 12.5% and had a balance at June 26, 1996 of $1,221, of which $957 was classified as long-term.

6. Stockholders' Equity

      On July 19, 1996, pursuant to the terms of the over-allotment options issued to the underwriters of the Company's initial public offering, the Company sold 174,500 shares of common stock at the initial public offering price of $12.00 per share, generating net proceeds of approximately $1,500, after deducting the underwriting discount and certain transaction expenses. The net proceeds have been invested in short term investments in accordance with the Company's investment policy.

     On June 19, 1996, the effective date of the initial public offering, the Company sold 2,890,218 shares at a price of $12.00 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain warrants) of approximately $31,100, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds were used to repay obligations under the Company's credit facility in effect prior to the public offering and subordinated notes, as well as the amount required to repurchase certain warrants. In addition, all of the then outstanding Series A Convertible Preferred Stock was converted into 939,197 shares of Common Stock.

                     FINE HOST CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (in thousands, except share and per share data)
                                   (unaudited)

     On March 29, 1996, the Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission for the sale by the Company of 2,890,218 shares of Common Stock to the public. In connection therewith, the Company's Board of Directors declared a 7-for-1 stock split in the form of a stock dividend which was effected prior to the offering. Current and prior year information has been restated to reflect this stock split.

7. Income Taxes

     The income tax provision consists of the following:

                                 Three Months Ended    Six Months Ended
                                June 26,   June 28,    June 26,  June 28,
                                  1996       1995        1996      1995
Current:
    Federal                      $    -    $      -    $   -    $    -
    State and local                   -           -        1         3
                                 ------    --------    ------     -----
                  Total current       -           -        1         3
                                 ------    --------    ------     -----
Deferred:
    Federal                         152          30      276       143
    State and local                  15           8       59        32
                                  -----     -------   ------      -----
                  Total deferred    167          38      335       175
                                   ----      ------    -----      ----
                      Total        $167      $   38    $ 336     $ 178
                                   ====      ======    =====     =====

     At June 26, 1996, the Company had, for Federal income tax reporting, an estimated net operating loss carryforward of approximately $2,900 that will begin to expire in 2008. Certain costs of acquisitions were charged to excess of cost over fair market value of assets acquired, which are deductible for tax purposes. The net estimated tax effect of these costs ($679 for financial statement reporting) was recorded as a reduction of excess of cost over fair market value of assets acquired.

8. Major Client

     During the six months ended June 26, 1996 one client represented 10.6% and for the six months ended June 28, 1995 another represented 14.8% of net sales, respectively.

9.  Subsequent Events

    On July 31, 1996, the Company acquired 100% of the outstanding stock of Ideal Management Services, Inc. ("Ideal"). Ideal presently provides contract food services to public school districts in New York State, (see Note 2).


    On July 16, 1996, the Company signed a non-binding Letter of Intent to purchase all of the issued and outstanding capital stock of a contract food service provider operating primarily at Education facilities. The estimated annual revenues are $10,000. The proposed purchase price is estimated to be $3.5 million consisting of both cash and common stock of the Company.

Item 2.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operation

    The Company was formed in 1985 and has grown to become a leading provider of food and beverage concession and catering services to more than 190 facilities in 31 states. The Company targets four distinct markets within the contract food service industry: the recreation and leisure market ("Recreation and Leisure"), serving arenas, stadiums, amphitheaters, civic centers and other recreational facilities; the convention center market ("Convention Centers"); the educational facilities market ("Education"), which the Company entered in 1994, serving colleges, universities and public and private schools; and the corporate dining market ("Corporate Dining"), which the Company entered in 1994, serving corporate cafeterias, office complexes and manufacturing plants.

    The matters discussed in this Form 10-Q contain forward looking statements that involve risks and uncertainties including risks associated with the food service industry and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:

                                     Three Months Ended   Six Months Ended
                                      June 26,  June 28, June 26, June 28,
                                       1996      1995      1996     1995

Net sales                              100.0%    100.0%    100.0%  100.0%
Cost of sales                           90.6      91.7      90.1    91.3
                                       -----     -----     -----   -----
Gross profit                             9.4       8.3       9.9     8.7
General and administrative expenses      4.9       4.6       5.2     4.6
                                      ------    ------      ----    ----
Income from operations                   4.5       3.7       4.7     4.1
Interest expense, net                    2.9       3.1       3.0     3.0
                                      ------    ------    ------   -----
Income before tax provision              1.6       0.6       1.7     1.1
Tax provision                            0.6       0.2       0.7     0.4
                                      ------     -----    ------   -----
Net income                               1.0%      0.4%      1.0%    0.7%
                                      ======     =====    ======   =====




     The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:



                                  Three Months Ended                      Six Months Ended
                              June 26,            June 28,             June 26,           June 28,
                                1996                1995                1996               1995

Recreation and Leisure   $ 7,571    29.3%      $ 8,622  42.9%    $14,469    29.0%    $18,183   41.8%
Convention Centers         8,533    33.1         8,210  40.9      20,368    40.8      17,839   41.0
Education                  5,049    19.6         1,285   6.4       8,117    16.2       3,138    7.2
Corporate Dining           2,139     8.3         1,973   9.8       4,498     9.0       4,359   10.0
Other                      2,512     9.7          -     -          2,512     5.0          -    -
                          ------   ------      ------- ------     ------   -----      ------  -----
    Total               $25,804   100.0%      $20,090 100.0%    $49,964   100.0%    $43,519   100.0%
                         =======   =====       ======= ======     ======   =====      ======  =====





The following table sets forth the net sales and gross profit attributable to the Company's principal types of contracts (in thousands):

                           Three Months Ended                       Six Months Ended
                       June 26,              June 28,         June 26,           June 28,
                        1996                 1995               1996               1995

Summary By        Net       Gross       Net     Gross     Net     Gross        Net   Gross
Contract Type     Sales     Profit      Sales   Profit    Sales   Profit      Sales  Profit
- -------------     -----     ------      -----   ------    -----   ------     ------  ------
P&L              $14,621   $ 1,570     $ 9,915   $ 782   $30,183  $3,282     $22,578  $2,194
Profit sharing     8,380       315       9,359     447    16,234     743      19,340     951
Management fee     2,803       529         816     439     3,547     919       1,601     657
                --------  --------     --------------- -----------------   -----------------
                 $25,804   $ 2,414     $20,090  $1,668   $49,964  $4,944     $43,519  $3,802
                 =======   =======     =======  ======   =======  ======     =======  ======


Three Months Ended June 26, 1996 Compared to Three Months Ended June 28, 1995

    Net Sales. The Company's net sales increased 28%, to $25.8 million for the three months ended June 26, 1996 from $20.1 million for the three months ended June 28, 1995. Net sales increased in all market areas, except Recreation and Leisure. Recreation and Leisure net sales decreased 12%, primarily because of a decrease in attendance at the Florida Marlins major league baseball games and the decision by a private tenant of one of the Company's clients to build a new facility and self- operate its food service. Net sales from Convention Centers increased 4% primarily as a result of increased sales from existing contracts and the impact of new contracts. Net sales in Education and Corporate Dining increased 120%, primarily as a result of the impact of the acquisition of Northwest in June 1995 and Sun West in March 1996.

     Gross Profit. Gross profit as a percentage of net sales increased to 9.4% for the three months ended June 26, 1996 from the 8.3% achieved for the comparable 1995 period. The increase was primarily from purchasing efficiencies realized from an expanded base of business.

     General and Administrative Expenses. General and administrative expenses increased to $1.2 million (or 4.9% of net sales) for the three months ended June 26, 1996 from $923,000 (or 4.6% of net sales) for the three months ended June 28, 1995. The increase was attributable primarily to the continued investment in regional staff and training to support the Company's growing base of business.

     Operating Income. Operating income increased 57% to $1.2 million for the three months ended June 26, 1996 from $745,000 for the three months ended June 28, 1995, primarily as a result of the factors discussed above.

     Interest Expense. Interest expense increased approximately $122,000 for the three months ended June 26, 1996, due primarily to increased debt levels incurred to finance investments in both new accounts and acquisitions.

Six Months Ended June 26, 1996 Compared to Six Months Ended June 28, 1995

    Net Sales. The Company's net sales increased 14.8% to $50.0 million for the six months ended June 26, 1996 from $43.6 million for the six months ended June 28, 1995. Net sales increased in all market areas, except Recreation and Leisure. Recreation and Leisure net sales decreased 20%, primarily for the reasons mentioned above. Net sales from Convention Centers increased 14% primarily as a result of increased sales from existing contracts and the impact of new contracts. Net sales in Education and Corporate Dining increased 68%, resulting from the impact of the acquisition of Northwest in June 1995 and Sun West in March 1996.

    Gross Profit. Gross profit as a percentage of net sales increased to 9.9% for the six months ended June 26, 1996 from the 8.7% achieved for the comparable 1995 period. The increase was primarily from purchasing efficiencies realized from an expanded base of business.

    General and Administrative Expenses. General and administrative expenses increased to $2.6 million (or 5.2% of net sales) for the six months ended June 26, 1996 from $2.0 million (or 4.6% of net sales) for the six months ended June 28, 1995. The increase was attributable primarily to the continued investment in regional staff and training to support the Company's growing base of business.

    Operating Income. Operating income increased 32% to $2.4 million for the six months ended June 26, 1996 from $1.8 million for the six months ended June 28, 1995, primarily as a result of the factors discussed above.

    Interest Expense. Interest expense increased approximately $193,000 for the six months ended June 26, 1996, due primarily to increased debt levels incurred to finance investments in both new accounts and acquisitions.

Liquidity and Capital Resources

    The Company has funded its capital requirements from a combination of operating cash flow and debt and equity financing. Cash flow from operating activities improved to a source of funds of approximately $55,000 for the six months ended June 26, 1996 from a use of funds of approximately $3.8 million for the six months ended June 28, 1995. This resulted from an increase in trade payables and an improvement in operating profits.

     EBITDA was $4.5 million and $3.7 million for the six months ended June 26, 1996 and June 28, 1995, respectively. EBITDA represents earnings before interest expense, income tax expense and depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP or as a measure of the Company's profitability or liquidity.

    Cash flows used in investing activities was approximately $7.7 million and $275,000 for the six months ended June 26, 1996 and June 28, 1995, respectively. In fiscal 1996, $3.2 million was used in connection with the Sun West acquisition and $4.9 million was used for contract investments, including $1.9 million for additions to fixed assets.

    On June 19, 1996, the Company sold 2,890,218 shares of its Common Stock in an initial public offering at a price of $12.00 per share, resulting in net proceeds of approximately $31.1 million after deducting underwriting discounts and expenses related to the offering. The Company used the net proceeds to repay obligations under the Company's credit facility and certain subordinated notes. On July 19, 1996, pursuant to the terms of the over-allotment option issued to the underwriters of the Company's initial public offering, the Company sold an additional 174,500 shares of the Company's common stock at the initial public offering price of $12.00 per share, resulting in net proceeds of approximately $1.5 million after deducting underwriting discounts and expenses related to the offering.

    In connection with the Company's offering, the Company's credit facility was amended and restated on June 19, 1996 ( the "Restated Bank Agreement"). The Restated Bank Agreement provides for (i) a working capital revolving credit line for general obligations and letters of credit, in the maximum aggregate amount of $20.0 million (the "Working Capital Line") and (ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $55.0 million. The maximum aggregate allowable borrowings under the Restated Bank Agreement is $75.0 million. The Restated Bank Agreement terminates on April 30, 1999.

    The Company believes that the proceeds of the offering, internally generated funds and amounts available under the Restated Bank Agreement are sufficient to satisfy the Company's presently anticipated capital requirements.

    At June 26, 1996 and December 27, 1995 the Company's current liabilities exceeded its current assets, resulting in a working capital deficit of $2.1 million and $4.5 million, respectively. The Company believes that negative working capital is typical of operators in the food service business. The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

    On July 16, 1996, the Company signed a non-binding Letter of Intent to purchase all of the issued and outstanding common stock of a contract food service provider operating primarily at Education facilities. The estimated annual revenues are $10.0 million. The proposed purchase price is estimated to be $3.5 million consisting of both cash and common stock of the Company.

Part II.  Other Information

Item 1.  Legal Proceedings

    On May 31, 1996, one of the Company's customers filed in the United States Bankruptcy Court for the Southern District of Indiana for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. The client had previously executed mortgages on its facility in favor of the Company to secure repayment of the unamortized amount of the Company's loans to the facility, which was approximately $1.0 million as of June 26, 1996.

    Reference is made to the discussion of legal proceedings found in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 19, 1996. There have been no material changes on the status of the proceedings referenced therein.

    The Company is involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

A)  Exhibits:

    *2 Stock Purchase Agreement, dated as of March 25, 1996, by and among the Company, William C. Smitherman, Jo Ann McBride Smitherman, James E. McBride and Edward G. Enos.

    *3.1       Restated Certificate of Incorporation

    *3.2       Restated By-Laws

    *4         Specimen of Registrant's Common Stock certificate

    10 Third Amended and Restated Loan Agreement dated as of June 19, 1996 among Fine Host Corporation and its subsidiaries and US Trust as Lender and Agent for the banks.

    11            Computations of Per Share Earnings

    27            Financial Data Schedule

* Filed as exhibits to the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 19, 1996, and hereby incorporated by reference.

B)  Reports on Form 8-K - None

- ------------------------------------------------------------------------------



Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period presented.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fine Host Corporation

By:    /s/ Nelson A. Barber
Nelson A. Barber
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
 and Accounting Officer)

Date: August 12, 1996

                                  EXHIBIT INDEX


  Exhibit No.          Description

      *2 Stock Purchase Agreement, dated as of March 25, 1996, by and among the Company, William C. Smitherman, Jo Ann McBride Smitherman, James E. McBride and
                       Edward G. Enos.

      *3.1             Restated Certificate of Incorporation

      *3.2             Restated By-Laws

      *4               Specimen of Registrant's Common Stock certificate

      10 Third Amended and Restated Loan Agreement dated as of June 19,1996 among Fine Host Corporation and its subsidiaries and US Trust as lender and agent for the banks.

      11               Computations of Per Share Earnings

      27               Financial Data Schedule


* Filed as exhibits to the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 19, 1996, and hereby incorporated by reference.