Form 10-Q
period 1996-09-25
FINE HOST CORP
filed 1996-11-12
CIK 1011584

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 25, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

The Registrant had 6,212,016 shares of common stock, $.01 par value, outstanding as of November 12, 1996.

                                               TABLE OF CONTENTS

                         Part I - Financial Information


                                                                       Page No.
Item 1 -        Financial Statements (unaudited)


       *        Consolidated Balance Sheets - September 25, 1996
                    and December 27, 1995                                  3

       *        Consolidated Statements of Income- Three and Nine
                    Months Ended September 25, 1996 and
                    September 27, 1995                                     4

       *        Consolidated Statement of Stockholders' Equity -
                    Nine Months Ended September 25, 1996                   5

       *        Consolidated Statements of Cash Flows - Nine Months
                    Ended September 25, 1996 and September 27, 1995        6

       *        Notes to Consolidated Financial Statements              7 - 11


Item 2        -   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                12 - 15



                           Part II - Other Information

Item 1        -   Legal Proceedings                                       16
------

Item 2        -   Changes in Securities                                   16
------

Item 6        -   Exhibits and Reports on Form 8-K                        17
------

                  Signature                                               18

Part I.  Financial Information
Item 1.  Financial Statements

                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                   September 25,    December 27,
                                                      1996             1995
                                                   (unaudited)
                                   ASSETS
Current assets:
  Cash                                           $   3,871         $    634
  Accounts receivable                               13,970            7,548
  Notes receivable                                     568              520
  Inventories                                        3,018            2,099
  Prepaid expenses and other current assets          2,792            1,893
                                                 ---------          -------
       Total current assets                         24,219           12,694

Contract rights, net                                18,867           12,866
Fixtures and equipment, net                         18,230           15,829
Notes receivable                                     1,596            1,391
Excess of cost over fair value of
   net assets acquired, net                         20,801           13,406
Other assets                                         8,223            4,395
                                                 ---------        ---------
       Total assets                                $91,936          $60,581
                                                   =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses            $18,732          $12,467
  Current portion of long-term debt                    598            2,981
  Current portion of subordinated debt               1,532            1,745
                                                  --------          -------
       Total current liabilities                    20,862           17,193

Deferred income taxes                                8,952            6,421
Long-term debt                                      12,808           15,326
Subordinated debt                                    4,438            8,879
                                                  --------          -------
       Total liabilities                            47,060           47,819


Stock warrants                                         --             1,380

Stockholders' equity:
  Convertible Preferred Stock,$.01 par value,
      1,000,000 shares authorized, 134,171
      issued and outstanding at December 27, 1995      --                 1
  Common Stock, $.01 par value, 25,000,000
      shares authorized, 6,212,016 and 2,048,200
      issued and outstanding at September 25, 1996
      and December 27, 1995, respectively               62               20
  Additional paid-in capital                        41,778            8,933
  Retained earnings                                  3,225            2,617
  Receivables from stockholders for purchase
      of Common Stock                                 (189)            (189)
                                                   -------          -------
       Total stockholders' equity                   44,876           11,382
                                                   -------          -------
       Total liabilities and stockholders' equity  $91,936          $60,581
                                                   =======          =======

                See accompanying notes to unaudited consolidated
                             financial statements.





                     FINE HOST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)





                                                     Three Months Ended                    Nine Months Ended
                                           September 25,     September 27,        September 25,    September 27,
                                                  1996              1995                 1996              1995
                                           ------------------------------------  ------------------------------
Net sales                                      $37,272           $26,340                $87,236         $69,859
Cost of sales                                   32,766            23,002                 77,786          62,719
                                               -------          --------                 ------        --------
  Gross profit                                   4,506             3,338                  9,450           7,140
General and administrative expenses              1,467               870                  4,044           2,883
                                              --------         ---------                -------       ---------
  Income from operations                         3,039             2,468                  5,406           4,257
Interest expense, net                              496               642                  2,018           1,971
                                             ---------          --------                -------       ---------
  Income before tax provision                    2,543             1,826                  3,388           2,286
Tax provision                                    1,144               781                  1,480             959
                                              --------         ---------                -------      ----------
  Net income                                     1,399             1,045                  1,908           1,327
Accretion to redemption value of warrants            -             (212)                 (1,300)           (286)
                                              --------         ---------                 ------       ---------
  Net income available
   to Common Stockholders                      $ 1,399          $    833                $   608        $  1,041
                                               =======          ========                =======        ========

Earnings per share
   of Common Stock                                $.22              $.26                   $.14            $.31
                                                  ====              ====                   ====            ====
Average number of shares
   of Common Stock outstanding                   6,235             3,245                  4,476           3,347
                                                 =====             =====                  =====           =====
Earnings per share of Common
   Stock assuming full dilution                   $.22              $.25                   $.13            $.32
                                                  ====              ====                   ====            ====
Average number of shares of Common
   Stock outstanding assuming full dilution      6,249             3,363                  4,525           3,278
                                                 =====             =====                  =====           =====


                See accompanying notes to unaudited consolidated
                             financial statements.









                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)




                                                                                                  Receivables
                                                                                                     from
                                                                                                  Stockholders
                                                                                                      for
                                     Convertible                         Additional               Purchase of
                                   Preferred Stock    Common Stock         Paid-In    Retained      Common      Stockholders'
                                 Shares  Amount     Shares    Amount       Capital    Earnings       Stock        Equity

Balance, December 27, 1995       134,171     $1    2,048,200    $20       $ 8,933      $2,617        $(189)       $11,382
  Stock warrant accretion                                                              (1,300)                     (1,300)
  Shares issued in connection
    with Sun West acquisition                         25,900      1           369                                     370
  Shares issued in connection
    with initial public offering                   2,890,218     29        30,513                                  30,542
  Conversion of Preferred Stock (134,171)   (1)      939,197      9           (8)                                      -
  Warrants exercised                                 123,585      1           608                                     609
  Warrants redeemed                                                          (200)                                   (200)
  Shares issued upon exercise
    of over allotment option                         174,500      1         1,454                                   1,455
  Options exercised                                    2,916      -            19                                      19
  Stock issued to non-employee
    directors                                          7,500      1            90                                      91
  Net income                     _______     __     ________    ___       _______       1,908        _____          1,908
                                                                                     --------                   ---------

Balance, September 25, 1996           -    $ -     6,212,016    $62       $41,778      $3,225        $(189)       $44,876
                           ==============  ====    =========    ===       =======      ======        =====        =======



                See accompanying notes to unaudited consolidated
                             financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                           Nine Months Ended
                                                    September 25, September 27,
                                                        1996           1995
                                                   ---------------------------

Cash flows from operating activities:
Net income                                            $1,908          $1,327
Adjustments to reconcile  net income to net
 cash (used in) provided by operating
 activities:
Depreciation and amortization                          3,115           2,369
Deferred income tax provision                          1,479             959
Changes in operating assets and liabilities:
  Accounts receivable                                 (4,381)           (231)
  Inventories                                           (549)             83
  Prepaid expenses and other current assets           (1,788)           (896)
  Accounts payable and accrued expenses                  735             762
  Increase in other assets                            (3,565)         (1,195)
                                                      -------        -------
Net cash (used in) provided by operating activities   (3,046)          3,178

Cash flows from investing activities:
   Increase in contract rights                        (4,679)         (2,953)
   Purchases of fixtures and equipment                (3,914)         (2,643)
   Sale of fixtures and equipment                         64              --
   Acquisition of business, net of cash acquired      (5,169)         (3,478)
   Collection of notes receivable                        494           1,987
                                                      -------         -------

      Net cash used in investing activities          (13,204)         (7,087)

Cash flows from financing activities:
   Borrowings under long-term debt agreement          14,367           8,284
   Proceeds from issuance of preferred stock             --            1,500
   Proceeds from issuance of common stock              32,016            --
   Payment of long-term debt                          (19,268)        (1,674)
   Payment of subordinated debt                        (8,037)        (3,276)
   Redemption of warrants                                (200)           --
   Proceeds from exercise of warrants                     609            --
                                                      -------          ------
 Net cash provided by financing activities             19,487          4,834

Net increase in cash                                    3,237            925
Cash, beginning of period                                634           1,532
                                                      -------          ------
Cash, end of period                                    $3,871          $2,457
                                                      ========         ======

           See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)


1. Summary of Significant Accounting Policies

     Basis of Presentation--The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited financial statements include all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine months ended September 25, 1996 and September 27, 1995. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 27, 1995 included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 19, 1996.

     Earnings (Loss) Per Share--Earnings (loss) per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding during each period. Earnings (loss) per share assuming full dilution gives effect to the assumed exercise of all dilutive stock options and the assumed conversion of dilutive convertible securities (warrants) except when their effect is antidilutive. In calculating earnings (loss) per share, net income has been reduced for the accretion to the redemption value of warrants by $0, $212, $1,300 and $286 for the three and nine months ended September 25, 1996 and September 27, 1995, respectively.

2. Acquisitions

    On November 8, 1996, the Company acquired 100% of the stock of HCS Management Corporation ("HCS"). HCS, through its operating subsidiaries, provides non-patient contract food and other services to hospitals and corporations. The purchase price was approximately $6,000 consisting of cash to the seller plus assumed debt of HCS.

    On July 31, 1996, the Company acquired 100% of the outstanding stock of Ideal Management Services, Inc. ("Ideal"). Ideal provides contract food and beverage services to public school districts in New York State. The purchase price was approximately $3,600, consisting of cash, convertible subordinated notes with interest at 7 1/4%, and a seven year covenant not to compete. At the option of the note holders, the outstanding principal balance of the notes is convertible into Common Stock at a conversion price of $15 per share.

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

                     FINE HOST CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued) (in thousands,except share and per share data)
                                   (unaudited)



     The aforementioned acquisitions have been accounted for under the purchase method of accounting and, accordingly, the accompanying unaudited consolidated financial statements reflect the fair values of the assets acquired and liabilities assumed or incurred as of the effective date of the acquisitions. The results of operations of the acquired companies are included in the accompanying unaudited consolidated financial statements since their respective dates of acquisition.

     The following table summarizes pro forma information as follows: (i) with respect to the income statement data for the nine months ended September 27, 1995, as if the acquisitions of Ideal, Sun West, and Northwest had been completed as of the beginning of such period; and (ii) with respect to the income statement data for the nine months ended September 25, 1996, as if the acquisition of Ideal and Sun West had been completed as of the beginning of such period. No adjustment for acquisition synergies (i.e. overhead reductions) have been reflected:


                                                        Nine Months Ended
                                                September 25,     September 27,
                                                     1996             1995
                                                ------------------------------
   Summary statement of income data:
   Net sales                                        $95,690           $92,375
   Income from operations                             5,258             3,788
   Net Income                                           231                28
   Net income per share assuming full dilution       $  .05           $   .01
                                                     ======           =======

This pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

3. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                        September 25,     December 27,
                                             1996            1995
                                        -----------------------------
      Accounts payable                     $ 7,666        $  5,197
      Accrued wages and benefits             3,918           1,607
      Accrued rent to clients                3,676           2,576
      Accrued other                          3,472           3,087
                                           -------         -------
      Total                                $18,732         $12,467
                                           =======         =======

                     FINE HOST CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (in thousands, except share and per share data)
                                   (unaudited)



4. Long-Term Debt

     Long-term debt consists of the following:

                             September 25,     December 27,
                                1996              1995
                             ------------------------------
   Term Loan                   $     --        $  9,100
   Working Capital Line          10,417           6,000
   Guidance Line                  2,989           3,207
                               --------         -------
                                 13,406          18,307
   Less: current portion            598           2,981
                               ---------        -------
   Total                        $12,808         $15,326
                                =======         =======

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

5. Subordinated Debt

   In July 1996, as part of the acquisition of Ideal (see Note 2), the Company issued to the stockholders of Ideal two convertible subordinated promissory notes each with a face value of $710 at 7 1/4% interest per annum, payable in quarterly installments. At the option of the note holders, the outstanding principal balance of the notes is convertible into Common Stock at a conversion price of $15 per share. The notes were discounted to present value using a market rate of 13.0% and had a combined balance at September 25, 1996 of $1,213, of which $957 was classified as long-term.

     In March 1996, as part of the acquisition of Sun West (see Note 2), the Company issued to the stockholders of Sun West the following: (1) a subordinated promissory note with a face value of $1,350 at 7% interest per annum, payable in four annual installments beginning in 1998; and (2) a subordinated promissory note with a face value of $638 at 7% interest per annum, payable in three annual installments beginning in 1997. The notes were discounted to present value using a market rate of 10%. The respective balances at September 25, 1996 were $1,214 and $598, of which $1,183 and $326 were classified as long term.

                     FINE HOST CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (in thousands, except share and per share data)
                                   (unaudited)



   In July 1995, as part of the purchase price of Northwest (see Note 2), the Company issued a $1,350 note to the seller at 6% interest per annum payable in six equal annual installments. The note was discounted to present value using a market rate of 12.5% and had a balance at September 25, 1996 of $1,197, of which $967 was classified as long-term.

6. Stockholders' Equity

      On July 19, 1996, pursuant to the terms of the over-allotment option granted to the underwriters of the Company's initial public offering, the Company sold 174,500 shares of common stock at the initial public offering price of $12.00 per share, generating net proceeds of approximately $1,500, after deducting the underwriting discount and certain expenses. The net proceeds have been invested in short term investments in accordance with the Company's investment policy.

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

7. Income Taxes

     The income tax provision consists of the following:

                           Three Months Ended              Nine Months Ended
                     September 25,    September 27,  September 25, September 27,
                          1996             1995            1996          1995

Current:
    Federal             $   -             $   -         $     -         $    -
    State and local         -                 -               1              3
                        ----------        --------       -------          -----
Total current               -                 -               1              3
                        ----------        --------       -------          -----
Deferred:
    Federal                865               621          1,152            777
    State and local        279               160            327            179
                        ----------        --------       -------         ------
Total deferred           1,144               781          1,479            956
                        ----------        --------       -------         ------
    Total               $1,144              $781         $1,480           $959
                        ==========        ========       =======         ======

     At September 25, 1996, the Company had, for Federal income tax reporting, an estimated net operating loss carryforward of approximately $2,800 that will begin to expire in 2008.

                     FINE HOST CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (in thousands, except share and per share data)
                                   (unaudited)

8.  Major Client

     During the nine months ended September 25, 1996 one client represented 9.8% of net sales and for the nine months ended September 27, 1995 another client represented 15.4% of net sales, respectively.

9.  Subsequent Events

    On November 8, 1996, the Company acquired 100% of the outstanding stock of HCS Management Corporation ("HCS"). HCS provides non-patient contract food and other services to hospitals and corporations. (See Note 2).

    On November 11, 1996, the Company signed an agreement in principle to purchase all of the issued and outstanding capital stock of a contract food
service  provider   operating   primarily  at  education  and  corporate  dining
facilities in the Northeast.  The estimated  annual  revenues are $34 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                         Results of Operations

    The Company was formed in 1985 and has grown to become a leading provider of food and beverage concession and catering services to more than 250 facilities in 35 states(including HCS Management Corporation acquired on November 8, 1996) The Company targets four distinct markets within the contract food service industry: the recreation and leisure market ("Recreation and Leisure"), serving arenas, stadiums, amphitheaters, civic centers and other recreational facilities; the convention center market ("Convention Centers"); the educational facilities market ("Education"), which the Company entered in 1994, serving colleges, universities and public and private schools; and the corporate dining market ("Corporate Dining"), which the Company entered in 1994, serving corporate cafeterias, office complexes and manufacturing plants.

    The matters discussed in this Form 10-Q contain forward looking statements that involve risks and uncertainties including risks associated with the food service industry and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.


Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:


                                                     Three Months Ended                   Nine Months Ended
                                            September 25,     September 27,        September 25,   September 27,
                                                  1996              1995             1996               1995
Net sales                                        100.0%            100.0%              100.0%            100.0%
Cost of sales                                     87.9              87.3                89.2              89.8
                                                ------            ------              ------            ------
  Gross profit                                    12.1              12.7                10.8              10.2
General and administrative expenses                3.9               3.3                 4.6               4.1
                                                ------           -------              ------            ------
  Income from operations                           8.2               9.4                 6.2               6.1
Interest expense, net                              1.3               2.4                 2.3               2.8
                                                ------           -------              ------            ------
  Income before tax provision                      6.9               7.0                 3.9               3.3
Tax provision                                      3.1               3.0                 1.7               1.4
                                                ------           -------              ------            ------
  Net income                                       3.8%              4.0%                2.2%              1.9%
                                                ======            ======              ======            ======


     The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:

                                                     Three Months Ended                         Nine Months Ended
                                            September 25,           September 27,     September 25,     September 27,
                                                1996                   1995                1996             1995
Recreation and Leisure                     $16,381   43.9%       $14,156  53.8%    $30,850    35.4%    $32,339   46.3%
Convention Centers                           9,856   26.4          7,266  27.6      30,224    34.6      25,106   35.9
Education                                    6,405   17.2          2,381   9.0      14,522    16.6       5,518    7.9
Corporate Dining                             4,630   12.5          2,537   9.6      11,640    13.4       6,896    9.9
                                          --------   ----       --------   ---    --------    ----    --------    ---
     Total                                 $37,272   100%        $26,340   100%    $87,236    100%     $69,859   100%
                                           =======   ===         =======   ===     =======    ===      =======   ===





The following table sets forth the net sales and gross profit attributable to the Company's principal types of contracts in dollars (in thousands):

                                                        Three Months Ended                        Nine Months Ended
                                            September 25,         September 27,      September 25,       September 27,
                                                 1996                 1995               1996               1995
Summary By                                  Net       Gross       Net     Gross     Net     Gross        Net   Gross
Contract Type                               Sales     Profit      Sales   Profit    Sales   Profit      Sales  Profit
-------------                               -----     ------      -----   ------    -----   ------     ------  ------
P&L                                        $22,099    $3,130     $15,117   $1,951 $52,282   $6,359    $37,695   $3,926
Profit sharing                              12,399       787      10,585      871  28,633    1,572     29,925    1,827
Management fee                               2,774       589         638      516   6,321    1,519      2,239    1,387
                                           -------   -------   ---------  -------  ------- --------   -------- --------
                                           $37,272   $ 4,506     $26,340  $ 3,338  $87,236  $9,450    $69,859  $ 7,140
                                           =======   =======     =======  =======  =======  ======    =======  =======


Three Months Ended September 25, 1996 Compared to
Three Months Ended September 27, 1995

    Net Sales. The Company's net sales increased 41.8% to $37.3 million for the three months ended September 25, 1996 from $26.3 million for the three months ended September 27, 1995. Net sales increased in all market areas. Recreation and Leisure net sales increased 15.7% primarily due to the impact of new contracts such as the Coral Sky Amphitheater in West Palm Beach, Florida and the Concord Pavilion in Concord, California. Net sales from Convention Centers increased 35.6% primarily as a result of increased sales from existing contracts such as the Orange County Convention Center and the Albuquerque Convention Center. Net sales in Education and Corporate Dining more than doubled, primarily as a result of the impact of the acquisition of Sun West in March 1996 and Ideal in July 1996, and from the impact of new contracts such as Boise State University in Boise, Idaho and St. Edwards College in Austin, Texas.

     Gross Profit. Gross profit increased to $4.5 million or 12.1% of net sales from $3.3 million or 12.7% of net sales for the comparable 1995 period. The decrease in gross profit as a percentage of net sales was attributable to a one time retroactive adjustment in September 1995 relating to an acquisition completed in 1994. If this one time retroactive adjustment was excluded, gross profit for the 1995 period would have been 12.1%.

     General and Administrative Expenses. General and administrative expenses increased to $1.5 million (or 3.9% of net sales) for the three months ended September 25, 1996 from $870,000 (or 3.3% of net sales) for the three months ended September 27, 1995. The increase was attributable primarily to the Company's additional investment in regional staff and training to support the Company's growth.

     Operating Income. Operating income increased 23.1% to $3.0 million for the three months ended September 25, 1996, from $2.5 million for the three months ended September 27, 1995, primarily as a result of the factors discussed above.

     Interest Expense. Interest expense decreased approximately $146,000 for the three months ended September 25, 1996, due primarily to decreased debt levels resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial public offering.

Nine Months Ended September 25, 1996 Compared to Nine Months Ended September 27, 1995

    Net Sales. The Company's net sales increased 24.9% to $87.2 million for the nine months ended September 25, 1996, from $69.9 million for the nine months ended September 27, 1995. Net sales increased in all market areas, except Recreation and Leisure. Recreation and Leisure net sales decreased 4.6%, primarily because of a decrease in attendance at Florida Marlins Major League baseball games and the decision by a private tenant of one of the Company's clients to build a new facility and self-operate its food service. Net sales from Convention Centers increased 20.4% primarily as a result of increased sales from existing contracts, mentioned above. Net sales in Education and Corporate Dining more than doubled, resulting from the impact of the acquisition of Northwest in June 1995, Sun West in March 1996 and Ideal in July 1996 and the impact of new contracts mentioned above.

    Gross Profit. Gross profit increased to $9.5 million or 10.8% of net sales, from $7.1 million or 10.2% of net sales for the comparable 1995 period. The increase in gross profit percentage was attributable to the mix of higher margin business and from purchasing efficiencies realized from an expanded base of business.

    General and Administrative Expenses. General and administrative expenses increased to $4.0 million (or 4.6% of net sales) for the nine months ended September 25, 1996 from $2.9 million (or 4.1% of net sales) for the nine months ended September 27, 1995. The increase was attributable primarily to additional investment in regional staff and training to support the Company's growth.

    Operating Income. Operating income increased 27.0% to $5.4 million for the nine months ended September 25, 1996 from $4.3 million for the nine months ended September 27, 1995, primarily as a result of the factors discussed above.

    Interest Expense. Interest expense increased approximately $47,000 for the nine months ended September 25, 1996, due primarily to increased debt levels prior to the initial public offering, incurred to finance investments in both new accounts and acquisitions.

Liquidity and Capital Resources

    The Company has funded its capital requirements from a combination of operating cash flow, debt and equity financing. Cash flow from operating activities was a use of funds of approximately $3.0 million for the nine months ended September 25, 1996, compared to a source of funds of approximately $3.2 million for the nine months ended September 27, 1995.
This use of funds resulted primarily from an increase in trade receivables related to new business acquired (see page 15 seasonal trends).

     EBITDA was $8.7 million or 10.0% of net sales, compared to $6.9 million or 9.9% of net sales for the nine months ended September 25, 1996 and September 27, 1995, respectively. The increase in the EBITDA as a percentage of net sales is attributable to a higher EBITDA from our existing business units. EBITDA represents earnings before interest expense, income tax expense and depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP as a measure of the Company's profitability or liquidity.

   Cash flows used in investing activities were approximately $13.2 million and $7.1 million for the nine months ended September 25, 1996 and September 27, 1995, respectively. In fiscal 1996, $5.2 million was used in connection with the Sun West acquisition and Ideal acquisition and $8.5 million was used for contract investments, including $4.0 million for additions to fixed assets.

    On July 19, 1996, pursuant to the terms of the over-allotment option granted to the underwriters of the Company's initial public offering, the Company sold an additional 174,500 shares of the Company's common stock at the initial public offering price of $12.00 per share, resulting in net proceeds of approximately $1.5 million after deducting underwriting discounts and certain expenses.

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

    The Company believes that the proceeds of its initial public offering, internally generated funds and amounts available under the Restated Bank Agreement are sufficient to satisfy the Company's presently anticipated capital requirements.

    At September 25, 1996 the Company's current assets exceeded its current liabilities, resulting in a working capital surplus of $3.4 million and at December 27, 1995 the Company's current liabilities exceeded its current assets, resulting in a working capital deficit of $4.5 million. The surplus is the result of the fact that the markets in which the recent acquisitions operate (ie. School Nutrition, Corporate Dining) generally invest in shorter term assets (ie. accounts receivable) as compared to the Company's recreation and leisure business which invest in longer term assets (ie. fixtures and equipment). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

    On November 8, 1996, the Company acquired 100% of the stock of HCS Management Corporation ("HCS"). HCS, through its operating subsidiaries, provides non-patient contract food and other services to hospitals and corporations. The purchase price was approximately $6 million consisting of cash to the seller plus assumed debt of HCS.

    On November 11, 1996, the Company reached an agreement in principle to purchase all of the issued and outstanding capital stock of a contract food
service  provider   operating   primarily  at  education  and  corporate  dining
facilities in the Northeast.  The estimated  annual  revenues are $34 million.

Part II.  Other Information
Item 1.  Legal Proceedings


    Reference is made to the discussion of legal proceedings found in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 19, 1996 and the Company's Form 10-Q for the period ended June 26, 1996. There have been no material changes in the status of the proceedings referenced therein.

    The Company is involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

Item 2.  Changes in Securities

    On July 31, 1996, as part of the acquisition of Ideal (see Note 2), the Company issued to the stockholders of Ideal two convertible subordinated promissory notes each with a face value of $710,000 bearing interest at 7 1/4% interest per annum, payable in quarterly installments. At the option of the note holders, the outstanding principal balance of the notes is convertible into Common Stock at a conversion price of $15 per share. The transaction was a private transaction not involving a public offering and was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4 (2) thereof. The issuance of the securities was without the use of an underwriter, and the securities bear a restrictive legend permitting the transfer thereof only upon registration or an exemption under the Act.

Item 6.  Exhibits and Reports on Form 8-K

A)     Exhibits:

    *3.1       Restated Certificate of Incorporation

    *3.2       By-Laws

    *4         Specimen of Registrant's Common Stock certificate

    11         Computations of Per Share Earnings

    27         Financial Data Schedule

* Filed as exhibits to the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 19, 1996, and hereby incorporated by reference.

B)  Reports on Form 8-K - None

------------------------------------------------------------------

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

Date: November 11, 1996

                                  EXHIBIT INDEX


      Exhibit No.           Description

          *3.1              Restated Certificate of Incorporation

          *3.2              By-Laws

          *4                Specimen of Registrant's Common Stock certificate

           11               Computations of Per Share Earnings

           27               Financial Data Schedule


* Filed as exhibits to the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 19, 1996, and hereby incorporated by reference.