Form 10-K
period 1996-12-25
FINE HOST CORP
filed 1997-03-25
CIK 1011584

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 25, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from ________ to
                                   ___________

                        Commission file number: 000-28590

                              Fine Host Corporation
             (Exact name of Registrant as specified in its charter)

          Delaware                                              06-1156070
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

    3 Greenwich Office Park
      Greenwich, CT                                                 06831
(Address of principal executive offices)                         (Zip code)

(Registrant's telephone number including area code)            (203) 629-4320


Securities registered pursuant to Section 12(b) of the Act:
                                            None

Securities registered pursuant to Section 12(g) of the Act:

                                            None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 21, 1997, the aggregate market value of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price of $25.00 per share of such stock on NASDAQ) held by non-affiliates of the Registrant was approximately $194,008,775. Solely, for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date are as follows:

Title                                                        Outstanding

Common Stock, $.01 Par Value                                  8,955,766



                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document                                   Location in Form 10-K

Registrant's definitive proxy
statement for its 1997 annual meeting                           Part III
of stockholders

                              FINE HOST CORPORATION
                         TABLE OF CONTENTS TO FORM 10-K

Item Number                                                            Page


PART I

   ITEM 1  - BUSINESS.................................................. 1
   ITEM 2  - PROPERTIES................................................ 9
   ITEM 3  - LEGAL PROCEEDINGS......................................... 9
   ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS.................................. 9

PART II

  ITEM 5  - MARKET FOR THE COMPANY'S EQUITY AND RELATE
                    STOCKHOLDER MATTERS................................10
  ITEM 6  - SELECTED FINANCIAL DATA....................................11
  ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION.................12
  ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................18
  ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE...........18

PART III

  ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY............19
  ITEM 11 - EXECUTIVE COMPENSATION.....................................19
  ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT.....................................19
  ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............19
  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K........................................20

                                     PART I

ITEM 1 - BUSINESS

General

         Fine Host Corporation (the "Company") is a leading contract food service management company, providing food and beverage concession, catering and other ancillary services at more than 400 facilities located in 38 states, primarily through multi-year contracts. The Company targets four distinct markets within the contract food service industry: the recreation and leisure market (arenas, stadiums, amphitheaters, civic centers and other recreational facilities); the convention center market; the education market (colleges, universities and elementary and secondary schools); and the business dining market (corporate cafeterias, office complexes and manufacturing plants). The Company is the exclusive provider of food and beverage services at substantially all of the facilities it serves. The Company is a Delaware corporation, formed in November 1985 and its principal executive offices are located at 3 Greenwich Office Park, Greenwich, Connecticut 06831. Its telephone number is (203) 629-4320.

Recent Developments

         The Company completed four acquisitions in the 1996 fiscal year and two acquisitions in the first quarter of the 1997 fiscal year. These acquisitions significantly increased the Company's presence in the education and corporate dining markets in the southwestern, southern, northeastern and mid-Atlantic regions of the United States. Five of these acquisitions, Sun West Services, Inc. ("Sun West"), Ideal Management Services, Inc. ("Ideal"), Republic Management Corp. of Massachusetts ("Republic"), Service Dynamics Corp. ("Service Dynamics") and Serv-Rite Corporation ("Serv-Rite"), have increased the Company's presence in the school nutrition (grades K - 12) market, a market estimated by the U.S. government to be approximately $10 billion in 1995. The Company believes that all of these companies have effective management teams and strong operating results at their facilities, yet can benefit from the Company's size and operating infrastructure.

         On June 19, 1996, the Company completed its initial public offering, including the exercise of the over allotment option granted to the underwriters, resulting in net proceeds of approximately $32.6 million after deducting underwriting discounts and certain expenses. On February 7, 1997, the Company completed a second public offering, including the exercise of the over allotment option granted to the underwriters, resulting in net proceeds of approximately $59.1 million after deducting underwriting discounts and certain expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Services and Operations

         The Company provides a wide array of food services, ranging from food and beverage concessions, such as hot dogs, sandwiches, soda and beer, to sophisticated catering and fine dining in a formal setting. At its convention center locations, the Company routinely serves banquets attended by thousands of persons.

         The Company is the exclusive provider of food and beverages at substantially all of the facilities it serves and is responsible for hiring, training and supervising food service personnel and ordering, receiving, preparing and serving all items of food and beverage sold. At facilities serviced by the Company, the Company's client is responsible for attracting patrons on an event-specific basis at recreation and leisure facilities and convention centers and on a continuing basis at education and corporate dining facilities. As a result, the Company does not incur the expense of marketing to the broader public, and is able to focus on operations, client satisfaction, account retention and new account development.

         The Company has developed and implemented various operating strategies and systems to quickly and efficiently provide food and beverages to a large number of people in a short period of time and in a cost-effective manner.

Clients

         The Company provides contract food services principally to recreation and leisure facilities, convention centers, education facilities and corporate dining accounts. As of December 25, 1996, the Company provided contract food service management at more than 400 facilities under 341 written contracts, including 30 recreation and leisure, 24 convention center, 111 education and 148 corporate dining contracts, as well as 28 contracts serving other types of facilities.

         Recreation and Leisure Facilities. The Company offers food and beverage concession and catering services to arenas, stadiums, amphitheaters, civic centers and other recreational facilities. These facilities typically select a food service provider on the basis of its ability to generate increased volume from concession sales while maintaining high quality and attendee satisfaction. The Company believes that, as a result of the growing popularity of minor league sports, significant opportunities exist at stadiums and arenas at which minor league baseball and hockey teams play. As of December 25, 1996, the Company provided services to facilities hosting eight minor league baseball teams and seven minor league hockey teams. The Company further believes that more major college athletic programs will seek to outsource food and beverage concession operations at on-campus stadiums and arenas. Recreation and leisure facilities served by the Company presently include Pro Player Stadium in Miami, Florida (home of the Miami Dolphins and Florida Marlins), Sun Devil Stadium in Tempe, Arizona (home of the Arizona Cardinals) and the Great Woods Center for the Performing Arts in Mansfield, Massachusetts. The Company also provides concession services to recreation and leisure facilities at colleges and universities including Arizona State University, Boise State University and the University of Minnesota.

         Convention Centers. Food service offered in convention centers consists primarily of large scale catering and banquet functions held in the facility's ballroom and banquet halls, catering and concession services to functions held in meeting rooms, and concession services offered to convention and trade show attendees. The Company believes that its ability to renew convention center contracts is particularly significant because public authorities choosing the food service provider put great emphasis on the level of quality and service offered. These aspects are viewed as critical factors in the decision-making process of convention organizers and meeting planners when making site selections. The Company believes it is well positioned to gain incremental sales at existing convention centers which are expanding their banquet and ballroom capacities, and to obtain additional contracts at newly constructed convention centers. Major convention center clients include the Albuquerque Convention Center in Albuquerque, New Mexico; the Austin Convention Center in Austin, Texas; the Lawrence Convention Center in Pittsburgh, Pennsylvania; the Orange County Convention Center in Orlando, Florida; the Oregon Convention Center in Portland, Oregon; and the Wisconsin Center in Milwaukee, Wisconsin.

         Education. The Company provides food and beverage concession and catering services to student cafeterias, food courts, snack bars and clubs at colleges, universities and elementary and secondary schools. College student dining habits have changed dramatically in recent years, with students tending to eat smaller meals throughout the day and evening, often paying with debit cards in lieu of cash or traditional board plans. In response to these changes, the Company now offers increased quality and choices among food and beverage items at educational facilities, including recognized brand name foods served in education facilities by the Company's employees. The Company has contractual arrangements with Subway Corporation, Pizza Hut, Inc. and Taco Bell Corp. to offer their products at various dining locations at educational institutions. The Company presently provides dining services to students at colleges and universities including Morris Brown College in Atlanta, Georgia; Mt. Hood
Community College in Gresham, Oregon; Wayne State University in Detroit, Michigan; and Xavier University in New Orleans, Louisiana.

         Business Dining. The Company provides food and beverage services to business dining rooms and cafeterias, office complexes and manufacturing plants. Business dining facilities are increasingly offering upscale, quality food and beverage items and are often subsidized by employers seeking to shorten employee meal breaks and increase productivity. The Company seeks to capitalize on this trend by providing high quality food and beverage service at its corporate client dining locations. The Company serves a diversified mix of large corporate clients, focusing on more upscale office dining. Clients include facilities of Chrysler Corporation, General Motors Corporation, Ore-Ida Foods, Inc. and Whirlpool Corporation.

Contracts

         The Company  generally  enters  into one of three  types of  contracts:
profit  and  loss  contracts,   profit  sharing  contracts  and  management  fee
contracts.

         Profit and Loss Contracts ("P&Ls"). Under P&Ls, the Company receives all the revenues and bears all the expenses of the operation. These expenses include rent paid to the client, typically calculated as a fixed percentage of various categories of sales. While the Company often benefits from greater upside potential with a P&L contract, it is responsible for all costs of running the food service operation and consequently bears greater risk than with a management fee or profit sharing contract. As of December 25, 1996, the Company had 240 P&L contracts.

         Profit Sharing Contracts. Under profit sharing contracts, the Company receives a percentage of profits earned at the facility plus a fixed fee or percentage of sales as an administrative fee. Under this type of contract, the Company does not bear responsibility for losses incurred, if any.
As of December 25, 1996, the Company had 18 profit sharing contracts.

         Management Fee Contracts. Revenues derived under management fee contracts are based upon a fixed fee. The Company is reimbursed for all its on-site expenses incurred in providing food and beverage services under management fee contracts. A number of the Company's management fee contracts provide for an additional incentive fee based on a percentage of sales over a base threshold level. The benefit of this type of contract is that risks associated with food and beverage operations at the facility are generally not borne by the Company. As of December 25, 1996, the Company had 83 management fee contracts.

         The Company often provides a capital commitment in its bid to win a new facility contract. This commitment most frequently takes the form of an investment in food service equipment and leasehold facilities, which upgrade the facility itself and can increase the returns to both the Company and the facility owner by generating increased sales. Occasionally, the Company makes loans or advances to the client, the proceeds of which are generally used to improve an existing facility or to complete a new facility. These loans are sometimes collateralized by other assets in the facility. When the Company makes an investment, loan or advance to a facility under either a management fee or profit sharing contract, the amount of the commitment, together, in certain cases, with interest, is repaid to the Company out of the revenues generated by the food service operation in accordance with an amortization schedule set forth in the contract. P&L contracts do not require the repayment of invested capital to the Company during the contract term. All of the Company's contracts require the client to reimburse the Company for any unamortized invested capital in the event of the expiration or termination of the contract for any reason, and the Company keeps title to the subject assets until such payment is made. Invested capital is usually amortized over a period of time equal to or greater than the term of the contract. The Company believes that its willingness to make selective investments can provide it with a competitive advantage in bidding for new contracts. There can be no assurance, however, that any such investments will enhance returns and not result in losses for the Company.

         The length of contracts varies depending on the type of facility, type of contract and financial investment. Contracts for recreation and leisure facilities typically include the largest capital investment by the Company and generally have a term of three to ten years. Contracts for convention centers generally have a term of three to five years. Education contracts generally have a term of one to five years. Corporate dining accounts, which generally require the smallest capital investment by the Company, typically have a shorter term than those in the recreation and leisure, convention center and education areas, and generally contain a provision allowing either party to terminate for convenience after a short notice period, typically ranging from 30 to 90 days. The Company's remaining contracts generally have a fixed term and in any fiscal year a number of these contracts either expire or come up for renewal.

         Certain municipalities and governmental authorities require that a certain percentage of food service contract bids be from minority-owned and/or women-owned businesses ("MBEs" and "WBEs," respectively). The Company has entered into joint ventures with four MBEs/WBEs to operate facilities in Orlando, Florida; Portland, Oregon; Fort Worth, Texas; and Milwaukee, Wisconsin. It is likely that the Company will be required to partner with additional MBEs/WBEs in the future as a precondition to winning certain municipal and governmental authority facility food service contracts.

Sales and Marketing

         The Company selectively bids for both privately owned facility contracts and contracts awarded by governmental and quasi-governmental agencies. The privately negotiated transactions are usually competitive in nature, with a privately owned facility owner or operator soliciting proposals from the Company and several of its competitors. These bids often require a Company team to formulate a rapid response and make a proposal encompassing, among other things, a capital investment and other financial terms. In certain cases, a private facility owner may choose to negotiate with the Company exclusively for a period of time. Governmental contracts are usually awarded pursuant to a request-for-proposal process. Bidding in publicly controlled venues often requires more than a year of effort by a Company team, focusing on building meaningful relationships in the local community in which the venue is located and raising the profile of the

Company name with the decision makers within that community. During this bidding period, the Company expends substantial time, effort and funds preparing a contract proposal and negotiating the contract. The Company's sales and marketing team consists of three senior sales executives and ten sales and marketing professionals. The entire team is involved at various stages in formulating sales proposals and operating plans and negotiating new contracts.

         Members of the Company's sales and marketing team maintain a high degree of visibility in various industry trade associations. Virtually all of the Company's clients and potential clients in facilities operated by governmental and quasi-governmental authorities are members of these trade groups. The Company regularly exhibits at industry trade shows held for and by groups comprised of recreation and leisure facility owners, convention center managers and representatives of colleges, universities and elementary and secondary schools. The Company also advertises on a regular basis in magazines and periodicals that focus on the public facilities industry.

Competition

         The Company encounters significant competition in each area of the contract food service market in which it operates. Food service companies compete for clients on the basis of quality and service standards, innovative approaches to food service facilities design, maximization of sales and price (including the making of loans, advances and investments in client facilities and equipment). Competition may result in price reductions, decreased gross margins and loss of market share. Certain of the Company's competitors compete with the Company on both a national and international basis and have greater financial and other resources than the Company. In addition, existing or potential clients may elect to "self operate" their food service, eliminating the opportunity for the Company to compete for the account. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

Employees

         As of December 25, 1996, the Company had 1,665 full-time salaried employees, including 1,501 in operations, 136 in administration and 28 in sales. During December 1996, approximately 7,900 employees were part-time or hired on an event-by-event basis. The number of part-time employees can vary significantly from time to time. The Company believes that its future success will depend in large part upon the continued service of its senior management personnel and upon the Company's continuing ability to attract and retain highly qualified managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial personnel or that it will be able to attract and retain additional managerial personnel in the future. Approximately 9.0% of the Company's total employees (including full and part-time) are covered by collective bargaining agreements. The Company has not experienced any work stoppage and considers its relations with its employees to be satisfactory. The Company has hired and expects to continue to need to hire a large number of qualified, temporary workers at particular events.


Government Regulation

         The Company's business is subject to various governmental regulations incidental to its operations, such as environmental, employment and health and safety regulations. Since it serves alcoholic beverages at many convention centers and recreation and leisure facilities, the Company also holds liquor licenses incidental to its contract food service business and is subject to the liquor license requirements of the states in which it holds a liquor license. As of December 25, 1996, the Company and its affiliates held liquor licenses in 20 states. While the application procedures and requirements for a liquor license vary by state, the Company has received an alcoholic beverage license with respect to each of the approximately 32 applications it has submitted, and has never had an alcoholic beverage license revoked or suspended.

         Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the Company's operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

         The Company is subject to "dram-shop" statutes in the states in which facilities are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated individual. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is adequate. While the Company maintains such insurance, there can be no assurance that such insurance will be adequate to cover any potential liability or that such insurance will continue to be available on commercially acceptable terms.

         The cost of the Company's compliance with governmental regulations has not been material. However, there can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company in the future or significantly increase the cost of regulatory compliance.

                 Executive Officers and Directors of the Company

         The executive officers and directors of the Company are as follows:

Name                           Age             Position

Richard E. Kerley (1).......... 55  President, Chief Executive Officer and
                                    Director
Randy B. Spector............... 45  Executive Vice President, Chief
                                    Administrative Officer and Director
Randall K. Ziegler............. 54  Group President - Convention, Leisure, and
                                    International and Director
Robert F. Barney............... 57  Group President - Education and
                                    Business Dining
Nelson A. Barber............... 41  Senior Vice President and Chief Financial
                                    Officer
Ellen Keats.................... 40  Vice President and General Counsel
Cynthia J. Robbins............. 41  Vice President and Controller
William R. Berkley (1)(2)...... 51  Chairman of the Board of Directors
Ronald E. Blaylock(3).......... 37  Director
Andrew M. Bursky(2)............ 40  Director
Catherine B. James............. 44  Director
Jack H. Nusbaum(3)............. 56  Director
Joshua A. Polan(1)(2)(3)....... 48  Director

(1) Member of Executive Committee.
(2) Member of Compensation Committee
(3) Member of Audit Committee.

         Richard E. Kerley has been the President and Chief Executive Officer of the Company since 1991. He previously served as Chief Financial Officer of the Company from 1990 to 1991. He has been a director of the Company since 1994. Mr. Kerley has 21 years of experience in the food services industry. Prior to joining the Company in 1990, Mr. Kerley held a series of senior management positions at Ogden Corporation, a contract food service provider, including head of business development, logistic support and accounting.

         Randy B. Spector has been Chief Administrative Officer and Director of the Company since March 1997. He continues to serve as Executive Vice President of the Company, a position he has held since 1993. From 1990 to 1993, Mr. Spector was Senior Vice President-Law and Corporate Affairs of the Company. From 1987 to 1990,Mr. Spector served as Vice President and General Counsel of the Company. Before joining the Company in 1987, Mr. Spector spent five years as Vice President and General Counsel of Dellwood Foods, Inc.,a processor and distributor of milk and dairy products in the New York City metropolitan area.

         Randall K. Ziegler has been Group President - Convention, Leisure and International of the Company since March 1997. He previously served as Executive Vice President - Recreation & Leisure from 1995 to 1997. Prior to that time he served as President of the Company's Food Services Division from 1990 to 1995. From 1985 to 1990, Mr. Ziegler served as Vice President-Sales of the Company. Mr. Ziegler has been a director of the Company since 1994. Prior to joining the Company in 1985, he held a number of senior management positions at Service America Corporation, a contract food service provider, including head of new business development.

         Robert F. Barney has been Group President - Education and Business Dining since March 1997. He joined the Company as Vice President- Education and Business Dining in 1995 and became Executive Vice President - Education and Business Dining in 1996. Prior to joining the Company, Mr. Barney founded Northwest Food Services, Inc. in 1976, and served as its President and Chief Executive Officer until its sale to the Company in 1995.

         Nelson A. Barber has been Senior Vice President and Chief Financial Officer of the Company since 1995. He previously served as Treasurer of the Company from 1993 to 1995. From 1989 to 1993, Mr. Barber was Chief Financial Officer and Treasurer of GEV Corporation (now known as Pioneer Companies, Inc.) and from 1987 to 1989 he was Director of Corporate and International Accounting at Combustion Engineering Inc., a diversified industrial services company.

         Ellen Keats has been Vice President and General Counsel of the Company since December 1996. She previously served as Corporate Counsel of the Company from 1994 to 1996. Prior to joining the Company, from 1993 to 1994, Ms. Keats was General Counsel of EIS International, Inc., a telecommunications and software company in Stamford, Connecticut. Prior to such time, Ms. Keats was a partner with the Greenwich, Connecticut law firm of Gilbride, Tusa, Last and Spellane.

     Cynthia  J.  Robbins  has been the Vice  President  and  Controller  of the
Company since December 1996. From 1995 to 1996, Ms. Robbins was Vice President-Finance of ACI America Holdings Inc. ("ACI"), a diversified manufacturing company. From 1992 to 1995, Ms. Robbins was Controller and Treasurer of ACI. From 1989 to 1992, Ms. Robbins was Vice President, Director of Accounting for Citicorp POS Information Services, Inc., an information gathering company.

         William R. Berkley has been Chairman of the Board of the Company since 1994 and a director of the Company since 1985. He also serves as Chairman of the Board of several companies which he controls or founded. These include W.R. Berkley Corporation, a property and casualty insurance holding company, Interlaken Capital, Inc. ("Interlaken Capital"), a private investment and consulting firm, and Pioneer Companies, Inc. ("PCI"), a publicly traded company engaged in the manufacture and marketing of chlorine and caustic soda and related products. Mr. Berkley is also a director of Strategic Distribution, Inc. ("Strategic Distribution"), a publicly traded industrial service and distribution business. Mr. Berkley is Vice-Chairman of the Board of Trustees of the University of Connecticut, a director of Georgetown University, a trustee of New York University and a member of the Board of Overseers of the New York University Stern School of Business.

         Ronald E. Blaylock became a director of the Company upon the closing of the Initial Public Offering in June 1996. Mr. Blaylock has been President and Chief Executive Officer of Blaylock & Partners, L.P. an investment banking firm, since he founded the firm in September 1993. Prior to September 1993, Mr. Blaylock was a founding partner and Executive Vice President of Utendahl Capital Partners, a minority-owned broker dealer, where he specialized in taxable fixed-income securities, from 1991 to 1993. Prior to such time, Mr. Blaylock was a First Vice President at Paine Webber Incorporated from 1988 to 1991 and a Vice President at Citibank Capital Markets from 1982 to 1988. Mr. Blaylock is a director of Georgetown University, where he was a member of an NCAA Final Four basketball team, and also serves as a director of Harbourton Mortgage Corp. and Covenant House.

     Andrew M. Bursky has been a director of the Company since 1986. He previously served as Secretary and Treasurer of the Company from 1985 to 1990. Mr. Bursky has been a Managing Director of Interlaken Capital since May 1980. Mr. Bursky is a director of PCI and has been Chairman of the Board of Strategic Distribution since July 1988.

     Catherine B. James has been a director of the Company since 1994. She has served as Chief Financial Officer of Strategic Distribution since February 1996, as Executive Vice President of Strategic Distribution since January 1989 and as Secretary and Treasurer of Strategic Distribution since December 1989. She has served as a member of the Board of Directors of Strategic Distribution since 1990. She was Chief Financial Officer of Strategic Distribution from January 1989 until September 1993. Ms. James has been a Managing Director of Interlaken Capital since January 1990. From 1982 through 1988, she was employed by Morgan Stanley & Co. Incorporated, serving as a Managing Director in the corporate finance area during the last two years of her tenure.

     Jack H. Nusbaum became a director of the Company upon the closing of the Initial Public Offering in June 1996. Mr. Nusbaum is the Chairman of the New York law firm of Willkie Farr & Gallagher, where he has been a partner for more than twenty-five years. He is also a director of PCI, W.R. Berkley Corporation, Strategic Distribution, Prime Hospitality Corp. and The Topps Company, Inc. Mr. Nusbaum is also a trustee of Prep for Prep, the Joseph Collins Foundation and the Robert Steel Foundation.

         Joshua A. Polan has been a director of the Company since 1994. Mr. Polan has served as an executive officer of Interlaken Capital since June 1988, currently serving as a Managing Director. He has served as a member of the Board of Directors of Strategic Distribution since 1988. For more than five years prior to June 1988, Mr. Polan was a partner in the accounting firm of Touche Ross & Co.

ITEM 2 - PROPERTIES

         The Company leases its corporate headquarters in Greenwich, Connecticut pursuant to a lease expiring in June 2004. The Company also maintains accounting processing centers in Toledo, Ohio and Tempe, Arizona. The Company leases the space for each of these facilities. The Company believes that the properties which are currently under lease are adequate to serve the Company's business operations for the foreseeable future. The Company believes that if it were unable to renew the lease on any of these facilities, other suitable facilities would be available to meet the Company's needs.


ITEM 3 - LEGAL PROCEEDINGS

         In January 1996, the Company was served with a complaint naming it as one of five defendants in a lawsuit brought by multiple plaintiffs in the New York State Supreme Court alleging damages arising out of the Woodstock II Festival held in August 1994 in Saugerties, New York. The promoter of the festival is also a defendant. According to the complaint, the plaintiffs were hired by the Company (which had a concession agreement with the promoter of the festival) as subcontractors of food, beverage and/or merchandise. In their complaint, which seeks approximately $5.9 million, the plaintiffs allege damages arising primarily from the failure to provide adequate security and prevent festival attendees from bringing food and beverages in to the festival. The Company has made claim for indemnification under applicable provisions of the concession agreement, which has been rejected by the promoter. On April 4, 1996, the other defendants named in the suit answered the complaint and asserted cross-claims for contribution and indemnification against the Company. Thereafter, the Company cross-claimed for contribution and indemnification against a co-defendant.

         The Company has also sued a former client in the Jefferson Circuit Court of the Commonwealth of Kentucky for certain amounts owed by the former client under the food service contract between the parties, and the former client has filed a counterclaim against the Company seeking unspecified damages for the Company's alleged tortuous interference with a prospective contractual relationship with another food service provider.

         The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5     -  MARKET FOR THE COMPANY'S EQUITY AND RELATED STOCKHOLDER MATTERS
------        ---------------------------------------------------------------

Market Information

         The Common Stock has been quoted on the Nasdaq National Market under the symbol "FINE" since the initial public offering on June 19, 1996.

         The following table sets forth the high and low sale prices of the Common Stock on the Nasdaq National Market for the periods indicated.


                                                         High         Low
Fiscal Year Ended December 25, 1996:
   Second Quarter (beginning June 19, 1996).......      $12.25      $10.75
   Third Quarter..................................       16.25       10.50
   Fourth Quarter.................................       19.25       14.00


Number of Stockholders

         As of March 21, 1997, there were approximately 39 holders of record of the Company's Common Stock.

Dividend Policy

         The Company has never paid cash dividends on its Common Stock and presently does not intend to declare any cash dividends on the Common Stock in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's restated bank agreement restricts the Company's ability to pay dividends to its stockholders so long as any borrowings remain outstanding under such agreement and it is anticipated that future financing agreements will have similar restrictions.

ITEM 6 - SELECTED FINANCIAL DATA

                       Summary Consolidated Financial Data
                  (dollars in thousands except per share data)
                                                  Fiscal Years (1)


                                1996      1995      1994       1993      1992
                                ----      ----      ----       ----      ----

Statement of Income Data:
Net sales...................  $127,925   $95,462   $82,119   $61,212   $39,429
Gross profit................    14,222     9,886     8,286     5,396     4,031
Income from operations......     8,834     6,260     4,880     2,747       949
Net income..................    $3,804    $2,196    $1,866    $1,084      $340
Net income per share
 assuming full dilution (2)    $  0.50     $0.39     $0.49     $0.24     $0.17
Average number of shares of
   Common Stock
   outstanding assuming full
   dilution.................     5,005     3,330     3,287     3,087     2,048
Selected Operating Data:
EBITDA (3)..................   $14,078   $10,416    $7,563    $4,631    $2,154
Net cash provided by
   operating activities.....        34     2,971     2,570     3,765     1,676
Net cash used in investing
   activities...............   (25,875)   (8,124)   (9,046)   (7,669)   (2,295)
Net cash provided by
   financing activities.....    29,619     4,255     7,632     2,737       463
Total contracts (at end of
   period) (4)..............       341        95        81        42        28
Balance Sheet Data (at end
of period):
Working capital
(deficit)                   $    4,578  $ (4,499)  $(4,056)  $   (33)   $  843
Total assets                   117,443    60,581    53,153    29,174    19,938
Total debt                      39,621    28,931    25,518    13,358    10,759
Stockholders' equity            46,772    11,382     8,586     6,970     2,726

(1) The Company's fiscal year ends on the last Wednesday of December. The 1992 fiscal year was a 53-week period.

(2) Net income (loss) per share assuming full dilution is calculated based upon net income less accretion to the redemption value of warrants issued in fiscal 1993. Accretion to redemption value of warrants was $1,300 ($0.26 per share), $900 ($0.27 per share), $250 ($0.08 per share) and $230 ($0.07 per share) for fiscal 1996, 1995, 1994 and 1993, respectively.

(3) Represents earnings before interest expense, income tax expense and depreciation and amortization ("EBITDA"). EBITDA is not a measurement in accordance with generally accepted accounting principles ("GAAP") and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP or as a measure of the Company's profitability or liquidity. The Company has included information concerning EBITDA herein because management believes EBITDA provides useful information regarding the cash flow of the Company and its ability to service debt.

(4) Represents total contracts other than contracts for one-time or special events.

ITEM 7     -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION
Overview

     The Company was formed in 1985 and has grown to become a leading provider of food and beverage concession, catering and ancillary services to more than 400 facilities in 38 states. The Company targets four distinct markets within the contract food service industry: the recreation and leisure market ("Recreation and Leisure"), serving arenas, stadiums, amphitheaters, civic centers and other recreational facilities; the convention center market ("Convention Centers"); the educational and school nutrition markets ("Education"), which the Company entered in 1994, serving colleges, universities and since 1996, elementary and secondary schools; and the business dining market ("Business Dining"), which the Company entered in 1994, serving corporate cafeterias, office complexes and manufacturing plants.

     A significant portion of the Company's growth to date has been derived from acquisitions. From April 1993 through December 1996, the Company acquired seven companies. In April 1993, the Company acquired Fanfare, Inc., which primarily serves recreation and leisure facilities. In September 1994, the Company acquired Creative Food Management, Inc., which serves the Education, Business Dining and Recreation and Leisure markets. In July 1995, the Company acquired Northwest Food Service, Inc. which serves the Education and Business Dining markets. The Company acquired Sun West in March 1996, Ideal in July 1996, PCS Holding Corporation (formerly known as HCS Management Corporation) ("PCS") in November 1996 and Republic in December 1996 for an aggregate purchase price of approximately $23.4 million. In the beginning of the first quarter of the 1997 fiscal year, the Company acquired two additional companies. On December 30, 1996 the Company acquired Service Dynamics for a purchase price of approximately $3.0 million. On January 23, 1997 the Company acquired Serv-Rite for a purchase price of approximately $7.5 million. The Company is in the process of eliminating certain redundant operations through closings of offices and termination of excess personnel from certain of the companies acquired in 1996 and 1997.

     The matters discussed in this Report contain forward-looking statements which involve risks relating to future events and uncertainties associated with the food service industry. The Company's actual events or results may differ materially from the results discussed in the forward looking statements. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:

                                                    Fiscal Years
                                         1996          1995            1994
                                         -----        -----           -----

Net Sales................................100.0%       100.0%          100.0%
Cost of Sales............................ 88.9         89.6            89.9
                                         -----        -----           -----
Gross Profit............................. 11.1         10.4            10.1
General and administrative expenses......   4.2         3.8             4.1
                                         ------      ------          ------
Income from operations...................   6.9         6.6             6.0
Interest expense, net....................   1.8         2.6             2.0
                                         ------      ------          ------
Income before tax provision .............   5.1         4.0             4.0
Tax provision............................   2.1         1.7             1.7
                                         ------      ------          ------
Net income before warrant accretion......   3.0%        2.3%            2.3%
                                         ======      ======          ======

     The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:

                                             Fiscal Years

                                   1996               1995            1994
                            ---------------      -------------   -------------

Recreation and Leisure.....  $40,897   32.0%   $42,657   44.7% $45,773   55.7%
Convention Centers.........   42,585   33.3     34,746   36.4   30,443   37.1
Education..................   26,109   20.4      8,902    9.3   2,715     3.3
Business Dining............   18,334   14.3      9,157    9.6   3,188     3.9
                            --------   ----     ------  -----   ------   -----
   Total................... $127,925  100.0%   $95,462  100.0%  $82,119 100.0%
                            ========  =====    =======  =====   ======= ======

Fiscal 1996 Compared to Fiscal 1995

     Net Sales. The Company's net sales increased 34% to $127.9 million in fiscal 1996 from $95.5 million in fiscal 1995. Net sales increased in fiscal 1996 in all market areas except Recreation and Leisure. Recreation and Leisure net sales decreased 4% in fiscal 1996 as compared to fiscal 1995, primarily due to a decrease in attendance at the Florida Marlins major league baseball games and the decision by a private tenant of one of the Company's clients to build a new facility and self operate its food service. This decrease was partially offset by new contracts signed with the Concord Pavilion in Concord, California and the Coral Sky Amphitheater in West Palm Beach, Florida. Net sales from Convention Centers increased 23% in fiscal 1996 as compared to fiscal 1995 primarily as a result of increased sales from existing contracts, including the Orange County Convention Center in Orlando, Florida, the Monroe Civic Center Complex in Monroe, Louisiana, the D.L. Lawrence Convention Center in Pittsburgh, Pennsylvania and the Albuquerque Convention Center in New Mexico. Net sales from Education and Business Dining more than doubled primarily as a result of the acquisitions of Sun West in March 1996, Ideal in July 1996, PCS in November 1996 and Republic in December 1996, as well as the impact of new contracts such as Boise State University in Boise, Idaho and St. Edward's College in Austin, Texas.

     Gross Profit. Gross profit as a percentage of net sales increased to 11.1% in fiscal 1996 from 10.4% in fiscal 1995. This increase is attributable to purchasing efficiencies gained from an expanded base of business and the contribution of new contacts and acquisitions.

     General and Administrative Expenses. General and administrative expenses increased to $5.4 million (or 4.2% of net sales) in fiscal 1996 from $3.6 million (or 3.8% of net sales) in fiscal 1995. This increase was attributable primarily to the Company's continued investment in training programs, regional management and additional sales personnel to support its current and future growth plans.

     Operating Income. Operating income increased 41%, from $6.3 million in fiscal 1995 to $8.8 million in fiscal 1996, primarily for the reasons mentioned above.

     Interest Expense. Interest expense decreased approximately $149,000, due primarily to a reduction in debt levels resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial public offering, as well as the repayment of subordinated debt.

Fiscal 1995 Compared to Fiscal 1994

     Net Sales. The Company's net sales increased 16.2% from $82.1 million in fiscal 1994 to $95.5 million in fiscal 1995. Net sales increased in fiscal 1995 in all markets areas, except Recreation and Leisure. Recreation and Leisure net sales decreased 6.8% in fiscal 1995 as compared to fiscal 1994, primarily from the continued effects of the Major League Baseball lock-out as well as a decline in attendance at Florida Marlins games, partially offset by the effects of new contracts signed in 1994 and 1995. The Company's contract at Pro Player Stadium in Miami, Florida, the home of the Miami Dolphins and the Florida Marlins, accounted for $13.0 million of net sales in fiscal 1995, compared to $16.0 million in fiscal 1994. Net sales from Convention Centers increased 14.1% in fiscal 1995 as compared to fiscal 1994 primarily as a result of increased sales from existing contracts and the impact of new contracts signed in 1994 and in 1995. Net sales from Education and Business Dining increased in fiscal 1995 as compared to fiscal 1994, primarily as a result of the full year impact of the acquisition of Creative and the impact of the acquisition of Northwest.

     Gross Profit. Gross profit as a percentage of net sales increased to 10.4% in fiscal 1995 from 10.1% in fiscal 1994 primarily attributable to the benefit of continued economies of scale from national purchasing programs, effective labor cost controls and an increase in management fee contracts.

     General and Administrative Expenses. General and administrative expenses increased from $3.4 million (or 4.1% of net sales) in fiscal 1994 to $3.6 million (or 3.8% of net sales) in fiscal 1995. The dollar increase was attributable primarily to the increase in clerical support for new accounts and acquisitions. The percentage decrease resulted from a proportionally greater increase in net sales relative to general and administrative expenses.

     Operating Income. Operating income increased 28.3%, from $4.9 million in fiscal 1994 to $6.3 million in fiscal 1995, primarily for the reasons mentioned above.

     Interest Expense. Interest expense increased approximately $850,000, due primarily to increased debt levels to finance investments in new accounts and acquisitions as well as an increase in the prime rate and the reset of the interest rate on its variable rate subordinated notes from 9.8% to 12.79%.

Quarterly Results of Operations

     The Company's net sales and operating results vary significantly from quarter to quarter as a result of seasonal patterns, the unpredictability in the number, timing and type of new contracts, the timing of contract expirations and special one-time events at facilities served by the Company. Results of operations for any particular quarter may not be indicative of results of operations for future periods. There can be no assurance that future seasonal and quarterly fluctuations will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The following table sets forth unaudited selected consolidated income statement data for the periods indicated, as well as such data expressed as a percentage of net sales for the same periods. This information has been derived from unaudited consolidated financial statements and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information.






                                                               Fiscal Quarters Ended
                                                  1996                                       1995
                                 -------------------------------------       ----------------------------------
                                 First     Second    Third     Fourth        First      Second   Third   Fourth
                                                                   (in thousands)
Net sales..................    $24,160    $25,803    $37,272   $40,690     $23,429     $20,090  $26,340  $25,603
Cost of sales..............     21,630     23,390     32,766    35,918      21,295      18,422   23,002   22,857
                                ------    -------     ------    ------      ------      ------   ------   ------
Gross profit...............      2,530      2,413      4,506     4,772       2,134       1,668    3,338    2,746
General and administrative
   expenses................      1,336      1,241      1,467     1,344       1,090         923      870      743
                                ------     ------     ------    ------       -----      ------   ------   ------
Income from operations.....      1,194      1,172      3,039     3,428       1,044         745    2,468    2,003
Interest expense, net......        767        755        496       312         696         633      642      508
                                ------     ------     ------    ------       -----      ------   ------   ------
Income before tax
   provision...............        427        417      2,543     3,116         348         112    1,826    1,495
Tax provision..............        168        167      1,144     1,221         140          38      781      626
                                ------     ------     ------    ------       -----      ------   ------   ------
Net income before warrant
accretion..................      $ 259     $  250     $1,399    $1,895      $  208       $  74  $ 1,045   $  869
                                 =====     ======     ======    ======      ======       =====   ======   ======

                                           (as a percentage of net sales)
Net sales..................      100.0%     100.0%    100.0%     100.0%      100.0%      100.0%   100.0%  100.0%
Cost of sales..............       89.5       90.6      87.9       88.3        90.9        91.7     87.3    89.3
                                 -----      ------    ------     ------      ------      ------   ------  ------
Gross profit...............       10.5        9.4      12.1       11.7         9.1         8.3     12.7    10.7
General and administrative
    expenses...............        5.5        4.9       3.9        3.3         4.6         4.6      3.3     2.9
                                 -----      ------    ------     ------      ------      ------   ------   -----
Income from operations.....        5.0        4.5       8.2        8.4         4.5         3.7      9.4     7.8
Interest expense, net......        3.2        2.9       1.3         .8         3.0         3.2      2.5     2.0
                                 -----      ------    ------     ------      ------      ------   ------   -----
Income before tax provision.       1.8        1.6       6.9        7.6         1.5         0.5      6.9     5.8
Tax provision...............        .7         .6       3.1        3.0         0.6         0.2      3.0     2.4
                                 -----      ------    ------     ------      ------      ------   ------   -----
Net income before warrant
accretion...................       1.1%       1.0%      3.8%       4.6%        0.9%        0.3%     3.9%    3.4%
                                 ======     ======    ======     ======      ======      ======   ======   =====

Liquidity and Capital Resources

     The Company has funded its capital requirements from a combination of operating cash flow and debt and equity financing. Net cash provided by operating activities was $346, $3.0 million and $2.6 million in fiscal 1996, 1995 and 1994, respectively. The increase in net cash provided by operating activities in fiscal 1996 was attributable primarily to the improvement in the Company's net income.

     EBITDA was $14.1 million, $10.4 million and $7.6 million in fiscal 1996, 1995 and 1994, respectively. EBITDA represents earnings before interest expense, income tax expense and depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP or as a measure of the Company's profitability or liquidity. The Company has included information concerning EBITDA herein because management believes EBITDA provides useful information regarding the cash flow of the Company and its ability to service debt. EBITDA information should be read in conjunction with the Consolidated Statements of Cash Flows of the Company included in the consolidated financial statements of the Company.

     Cash flows used in investing activities was $25.9 million, $8.1 million and $9.0 million in fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, 1995 and 1994, $8.5 million, $3.3 million and $6.3 million, respectively, was used for additions to fixtures and equipment. In 1994, the Company made advances aggregating $2.3 million to two clients in accordance with their food service contracts.

     A significant portion of the Company's growth to date has been derived from acquisitions. From April 1993 through December 1996, the Company has acquired seven companies. In April 1993, the Company acquired Fanfare, Inc., which primarily serves recreation and leisure facilities. In September 1994, the Company acquired Creative Food Management, Inc., which serves the Education, Corporate Dining and Recreation and Leisure markets. In July 1995, the Company acquired Northwest Food Service, Inc. which serves the Education and Business Dining markets. The Company acquired Sun West in March 1996, Ideal in July 1996, PCS in November 1996 and Republic in December 1996 for an aggregate purchase price of approximately $23.4 million. In the beginning of the first quarter of the 1997 fiscal year, the Company acquired two additional companies. On December 31, 1996 the Company acquired Service Dynamics for a purchase price of approximately $3.0 million. On January 22, 1997 the Company acquired Serv-Rite for a purchase price of approximately $7.5 million. The Company is eliminating certain redundant operations through closings of offices and termination of excess personnel relating to these acquisitions. The Company's acquisitions are generally financed through cash from working capital and from the Company's credit facility and occasionally through the issuance of subordinated promissory notes to the sellers.

   On June 19, 1996, the Company completed its Initial Public Offering (the "IPO"), resulting in net proceeds of approximately $32.6 million after deducting underwriting discounts and certain expenses. The IPO net proceeds were used to repay obligations under the Company's credit facility in effect prior to the IPO and subordinated notes, as well as to repurchase certain warrants; and the remainder was used for general corporate purposes. On February 7, 1997, the Company completed a second offering (the "Follow-On Offering"), resulting in net proceeds to the Company of approximately $59.1 million after deducting underwriting discounts and certain expenses. The proceeds of the Follow-On Offering were used to repay obligations under the Restated Bank Agreement (described below) and for general working capital purposes.

      In connection with the Company's IPO, the Company's credit facility was amended and restated on June 19, 1996 ( the "Restated Bank Agreement"). The Restated Bank Agreement provides for (i) a working capital revolving credit line for general obligations and letters of credit, in the maximum aggregate amount of $20.0 million (the "Working Capital Line") and (ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $55.0 million (the "Guidance Line"). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. The Guidance Line is available to fund the Company's acquisitions and for investments made in connection with obtaining new contracts. The maximum aggregate allowable borrowings under the Restated Bank Agreement is $75.0 million. The Restated Bank Agreement terminates on April 30, 1999.

      The Company is often required to provide a capital commitment in its bid to win a new facility contract. This commitment most often takes the form of an investment in food service equipment and leasehold facilities, which upgrades the facility itself and can increase the returns to both Fine Host and the facility owner by generating increased sales. Occasionally, the Company makes loans or advances to the client, the proceeds of which are generally used to improve an existing facility or to complete a new facility. These loans are sometimes collateralized by other assets in the facility. When the Company makes an investment, loan or advance to a facility under either a profit sharing or management fee contract, the amount of the commitment, together, in certain cases, with interest, is repaid to the Company out of the revenues generated by the food service operation in accordance with an amortization schedule set forth in the contract. The Company's capital expenditures and other costs associated with obtaining and retaining contracts totaled

$6.3 million, $6.8 million and $8.8 million in fiscal 1996, 1995 and 1994.

      At December 25, 1996, the Company's current assets exceeded its current liabilities, resulting in a working capital surplus of $4.6 million. The surplus is the result of the fact that the markets in which the recent acquisitions operate (Education and Business Dining) generally invest in shorter term assets (accounts receivable) as compared to the Company's Recreation and Leisure business which generally invest in longer term assets (fixtures and equipment).

        The Company believes that the proceeds of the Follow-On Offering, funds expected to be generated from operations and amounts available under the Restated Bank Agreement will be sufficient to satisfy the Company's capital requirements for at least the next twelve months.

Inflation

     The Company believes that inflation has not had a material effect on its results of operations.

Seasonality

             The Company's business is seasonal in nature. Many Recreation and Leisure facilities experience slack periods in March, April and May due to fewer sporting events in these months. Convention Centers generally host fewer conventions from May through September and Education facilities are slow during July and August. Among other things, the Company adjusts its labor scheduling and staffing to compensate for these fluctuations.

ITEM 8 -         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See index to the financial statements included in Item 14.


ITEM 9    -      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE

                          None.

                                    PART III


ITEM 10 -         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
-------           -----------------------------------------------

         See Part I, Item 1. "Executive Officers of the Company." Other information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 18, 1997 pursuant to Regulation 14A of the General Rules and Regulations ("Regulation 14A") under the Securities Exchange Act of 1934, as amended.

ITEM 11 -          EXECUTIVE COMPENSATION
-------            ----------------------

         The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 18, 1997 pursuant to Regulation 14A.

ITEM 12 -          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------            ---------------------------------------------------
                   MANAGEMENT
                   ----------

         The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 18, 1997 pursuant to Regulation 14A.

ITEM 13 -          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------            ----------------------------------------------

         The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 18, 1997 pursuant to Regulation 14A.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Independent Auditors' Report...............................................F-2
Consolidated Balance Sheets as of December 25,1996
     and December 27, 1995.................................................F-3
Consolidated Statements of Income for the fiscal years ended
     December 25, 1996, December 27, 1995 and December 28, 1994............F-4
Consolidated Statements of Stockholders' Equity for the fiscal years ended December 25, 1996, December 27, 1995 and December 28, 1994......F-5
Consolidated Statements of Cash Flows for the fiscal years ended
     December 25, 1996, December 27, 1995 and December 28, 1994............F-6
Notes to Consolidated Financial Statements.................................F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of FINE HOST CORPORATION

     We have audited the accompanying consolidated balance sheets of Fine Host Corporation and subsidiaries (the "Company") as of December 25, 1996 and December 27, 1995, and the consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 25, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fine Host Corporation and subsidiaries as of December 25, 1996 and December 27, 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1996 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
New York, New York
February 28, 1997

                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                            December 25, 1996  December 27, 1995
                                             ----------------- -----------------
                              ASSETS
Current assets:
 Cash and cash equivalents....................   $   4,724            $   634
 Accounts receivable..........................      14,580              7,548
 Inventories..................................       3,260              2,099
 Prepaid expenses and other current assets....       3,749              2,413
                                                ----------             ------
    Total current assets......................      26,313             12,694
Contract rights, net..........................      22,869             12,866
Fixtures and equipment, net...................      24,057             15,829
Excess of cost over fair value of net assets
   acquired, net..............................      34,362             13,406
Other assets..................................       9,842              5,786
                                                 ---------           --------
   Total assets...............................    $117,443            $60,581
                                                  ========            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses........     $18,690            $12,467
 Current portion of long-term debt............     -----                2,981
 Current portion of subordinated debt.........       3,045              1,745
                                                 ---------           --------
     Total current liabilities  ..............      21,735             17,193
Deferred income taxes.........................      12,360              6,421
Long-term debt................................      31,562             15,326
Subordinated debt.............................       5,014              8,879
                                                 ---------            -------
    Total liabilities.........................      70,671             47,819

Commitments and contingencies

Stock warrants................................           -              1,380

Stockholders' equity:
   Convertible Preferred Stock, $.01 par value,
   250,000 shares authorized, 0 and 134,171
   issued and outstanding at December 25, 1996
   ans December 27, 1995, respectively........           -                  1
   Common Stock, $.01 par value, 25,000,000
   shares authorized, 6,212,016 and 2,048,200
   issued and outstanding at December 25, 1996
   and December 27, 1995, respectively.........         62                 20
 Additional paid-in-capital....................     41,778              8,933
 Retained earnings.............................      5,121              2,617
 Receivables from stockholders for purchase of
      Common Stock.............................       (189)              (189)
                                                   --------           -------
      Total stockholders' equity...............     46,772             11,382
                                                   --------           -------
       Total liabilities and stockholders'equity. $117,443            $60,581
                                                   ========           =======


                See accompanying notes to consolidated financial
                                  statements.

                                       FINE HOST CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                       (in thousands, except per share data)

                                                        Fiscal Years Ended
                                         December 25, December 27,  December 28,
                                             1996         1995          1994
                                         ------------  -----------  ------------

Net sales.................................. $127,925  $    95,462    $   82,119
Cost of sales..............................  113,703       85,576        73,833
                                             -------      -------        ------
Gross profit...............................   14,222        9,886         8,286
General and administrative expenses........    5,388        3,626         3,406
                                             -------       ------        ------
Income from operations.....................    8,834        6,260         4,880
Interest expense, net......................    2,330        2,479         1,629
                                             -------       ------        ------
Income before tax provision ..............     6,504        3,781         3,251
Tax provision..............................    2,700        1,585         1,385
                                             -------       ------        ------
Net income.................................    3,804        2,196         1,866
Accretion to redemption value of warrants..   (1,300)        (900)         (250)
                                             -------       ------        ------
Net income available to Common Stockholders   $2,504       $1,296        $1,616
                                             =======       ======        ======

Earnings per share of Common Stock.........   $  .51     $    .39        $  .50
                                             =======     ========        ======
Average number of shares of Common Stock
  outstanding..............................    4,929        3,307         3,230
                                             =======       ======        ======

Earnings per share assuming full dilution..  $   .50       $  .39       $   .49
                                              ======      =======        ======
Average number of shares of Common Stock
  outstanding assuming full dilution.......    5,005        3,330         3,287
                                              ======      =======        ======






                See accompanying notes to consolidated financial
                                  statements



                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                                                        Receivables
                                                                                                           from
                                                                                                        Stockholders
                                                                                                            for
                                            Convertible                       Additional    Retained    Purchase of      Total
                                        Preferred Stock      Common  Stock      Paid in     Earnings       Common     Stockholders'
                                        Shares   Amount   Shares     Amount     Capital     (Deficit)       Stock        Equity
                                        -------------------------------------------------------------------------------------------


Balance, December 29, 1993......        102,592 $    1   2,048,200   $  20    $ 7,433      $  (295)    $  (189)       $ 6,970
 Net income....................                                                              1,866                      1,866
 Stock warrant accretion........                                                              (250)                      (250)
                                        -------------------------------------------------------------------------------------------
Balance, December 28, 1994.....         102,592      1   2,048,200      20      7,433        1,321        (189)         8,586
   Net income..................                                                              2,196                      2,196
   Stock warrant accretion.....                                                               (900)                      (900)
   Shares issued...............          31,579                                 1,500                                   1,500
                                        -------------------------------------------------------------------------------------------
Balance, December 27, 1995....          134,171      1   2,048,200      20      8,933        2,617        (189)        11,382
Net income                                                                                   3,804                      3,804
Stock warrant accretion                                                                     (1,300)                    (1,300)
Shares issued in connection
  with Sun West acquisition                                 25,900       1        369                                     370
Shares issued in connection
  with initial public offering                           3,064,718      30     31,967                                  31,997
Conversion of Preferred Stock          (134,171)    (1)    939,197       9         (8)                                      -
 Warrants exercised                                        123,585       1        608                                     609
Warrants redeemed                                                                (200)                                   (200)
Other                                                       10,416       1        109                                     110

                                       --------------------------------------------------------------------------------------------
Balance, December 25, 1996....               -    $  -   6,212,016     $62    $41,778       $5,121      $ (189)       $46,772
                                       =======    ====   =========     ===    =======       ======      =======       =======




                     See accompanying notes to consolidated
                             financial statements.




                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                               Fiscal Years Ended

                                                December 25,   December 27,   December 28,
                                                  1996            1995           1994
                                                -----------------------------------------

Cash flows from operating activities:
Net income....................................  $  3,804        $  2,196        $ 1,866
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization...............     4,692           3,804          2,379
  Deferred income tax provision...............     2,620           1,536          1,359
  Changes in operating assets and liabilities:
     Accounts receivable........................  (3,100)           (372)        (2,238)
     Inventories..................................(  366)            306           (367)
     Prepaid expenses and other current assets    (1,175)           (473)        (1,001)
     Accounts payable and accrued expenses...     (6,065)         (2,627)         2,100
Increase in other assets........................     (64)         (1,399)        (1,528)
                                                  -------         -------        -------
    Net cash provided by operating activities.       346           2,971          2,570
                                                  -------         -------        -------

Cash flows from investing activities:
Increase in contract rights....................   (6,277)         (3,446)          (234)
Purchases of fixtures and equipment...........    (8,516)         (3,329)        (6,303)
Sales of fixtures and equipment...............        64               -              -
Acquisition of business, net of cash acquired.   (11,640)         (3,478)          (777)
Collection of notes receivable................       494           2,129            548
Issuance of notes receivable..................         -               -         (2,280)
                                                 -------          -------        ------
  Net cash used in investing activities.......   (25,875)         (8,124)        (9,046)
                                                 -------          -------        ------

Cash flows from financing activities:
Issuance of common stock......................    32,016               -              -
Issuance of convertible preferred stock.......         -           1,500              -
Borrowings under long-term debt agreement.....    27,844           8,580         10,739
Payment of long-term debt.....................   (22,254)         (2,300)        (1,529)
Payment of subordinated debt..................   ( 8,396)         (3,525)        (1,578)
Redemption of warrants........................      (200)              -              -
Proceeds from exercise of warrants............       609               -              -
                                                 -------          -------        -------
  Net cash provided by financing activities...    29,619           4,255          7,632
                                                 -------          -------        -------
(Decrease) increase in cash...................     4,090            (898)         1,156
Cash, beginning of year.......................       634           1,532            376
                                                 -------         --------        -------
Cash, end of year............................... $ 4,724         $   634        $ 1,532
                                                 =======         ========        =======


                     See accompanying notes to consolidated
                             financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

1.  Description of Business

     Fine Host Corporation and its subsidiaries ( the "Company") provides contract food service management to four distinct markets within the contract food service industry: the recreation and leisure market (arenas, stadiums, amphitheaters, civic centers and other recreational facilities); the convention center market; the education market (colleges, universities and elementary and secondary schools); and the business dining market (corporate cafeterias, office complexes and manufacturing plants).

2.  Summary of Significant Accounting Policies

     Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

     Cash and Cash Equivalents - Cash and cash equivalents include cash, money market funds, commercial paper and certain U.S. Government securities with an original maturity of three months or less and are deposited with a number of institutions with high credit ratings. The Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents.

     Inventories - Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

     Contract Rights - Certain directly attributable costs, primarily direct payments to clients to acquire contracts and the cost of licenses and permits, incurred by the Company in obtaining contracts with clients are recorded as contract rights and are amortized over the contract life of each such contract without consideration of future renewals. The costs of licenses and permits are amortized over the shorter of the related contract life or the term of the license or permit. The unamortized value of such capitalized costs was $10,940 at December 25, 1996, consisting of costs related to 53 contracts. Contract rights are being amortized over a range of 3 to 20 years, with an average amortization period of 8 years as of December 25, 1996. The cost of licenses and permits are being amortized over a range of 3 to 10 years. The value of contract rights acquired through acquisitions has been determined through independent valuation based on projected cash flows discounted at a rate that market participants would use to determine fair value and is being amortized over the projected lives as determined through the valuation process, with an average amortization period of 10 years as of December 25, 1996. The unamortized value of contract rights acquired through acquisitions was $11,929 at December 25, 1996, consisting of rights relating to 259 contracts. Accumulated amortization was $6,180 and $3,949 at December 25, 1996 and December 27, 1995, respectively. The carrying value of the asset would be reduced if it is probable that management's best estimate of future cash flows from related operations over the remaining amortization period, on an undiscounted basis, will be less than the carrying amount of the asset, plus allocated goodwill if acquired in a business combination. Any such impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value determined as the present value of estimated expected future cash flow discounted at a rate that market participants would use to determine fair value.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

     Fixtures and Equipment - Acquisitions of fixtures and equipment are recorded at cost and are depreciated using the straight line method over the shorter of estimated useful lives of the assets or the term of the customer concession and catering contract. Fixtures and equipment are periodically reviewed to determine recoverability by comparing the carrying value to expected future cash flows.

     Excess of Cost Over Fair Value of Net Assets Acquired - The excess of cost over fair value of net assets acquired is amortized using the straight line method over periods generally ranging from 20 to 30 years. Accumulated amortization was $1,758 and $848 at December 25, 1996 and December 27, 1995, respectively.

     The carrying value of the net asset would be reduced if it is probable that management's best estimate of future cash flows from related operations, on an undiscounted basis, will be less than the carrying amount of the asset over the remaining amortization period. Any such impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value determined as the present value of estimated expected future cash flow.

     Revenue Recognition and Cost of Sales - Sales from food and beverage concession and catering contract food services are recognized as the services are provided.

     The Company generally enters into one of three types of contracts for its food services: profit and loss contracts ("P&Ls"), profit sharing contracts and management fee contracts. Under P&L contracts, all food and beverage sales are recorded in net sales. P&Ls require the Company to bear all the expenses of the operation, including rent paid to the client (usually calculated as a fixed percentage of various categories of sales). Under the profit sharing contracts, the Company receives a percentage of profits earned at the facility after the payment of all expenses of the operation plus a fixed fee or percentage of sales as an administrative fee. Under this type of contract, the fixed and administrative fees and all food and beverage sales generated at a location are recorded in net sales. Management fee contracts provide for a fixed fee. Fine Host is also reimbursed for all of its on-site expenses incurred in providing food and beverage services under management fee contracts. Certain of the Company's management fee contracts provide for an additional incentive fee based on a percentage of sales over a base threshold level. In the case of a management fee contract, the Company records only the fixed and incentive fee, if any, as net sales.

     Cost of sales is composed of the following:

                                             Fiscal Years Ended

                                       1996           1995            1994
                                     -------        ------          ------

   Wages and benefits................$38,555      $ 27,024       $  20,079
   Food and beverages................ 38,007        24,670          18,463
   Rent paid to clients.............. 24,425        22,035          25,345
   Other operating expenses..........  8,368         8,259           7,567
   Depreciation and amortization.....  4,348         3,588           2,379
                                     -------      --------        --------
                                    $113,703      $ 85,576        $ 73,833
                                    ========      ========        ========

   P&L and profit sharing contracts include all on-site costs for the above items. Management fee contracts include only the amortization of invested capital.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)


   Income Taxes - Deferred tax assets or liabilities (shown net) are recognized for the estimated future tax effects attributable to temporary differences, principally depreciation, amortization of contract rights and operating loss carryforwards. A temporary difference is the difference between the tax basis of an asset or liability and its reported amount in the financial statements.

   Stock Option Plan - Stock options are recorded in accordance with Accounting Principles Board Opinion ("APB") No. 25, with pro forma disclosures of net income and earnings per share as if Statement of Financial Accounting Standards ("SFAS") No. 123 had been applied.

   Earnings Per Share - Earnings per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding during each year. The Series A Convertible Preferred Stock has been considered to be the equivalent of Common Stock from the time of its issuance in 1993. The number of shares issuable on conversion of Preferred Stock was added to the number of shares of Common Stock. The number of shares of Common Stock was also increased by the number of shares issuable on the exercise of options and warrants when the fair value of the Common Stock exceeded the exercise price of the options and warrants. Prior to the initial public offering (the "IPO"), the fair value was estimated through analysis of transactions in the Company's stock involving third parties. This increase in the number of shares of Common Stock was reduced by the number of shares of Common Stock which are assumed to have been purchased with the proceeds from the exercise of the warrants. These purchases were assumed to have been made at the average fair value of the Common Stock during the year. Earnings per share assuming full dilution gives effect to the assumed exercise of all dilutive stock options and the assumed conversion of dilutive convertible securities (warrants) as of the beginning of the respective year except when their effect is antidilutive; outstanding shares were increased as described above for the option and warrant conversions except that the purchases of Common Stock are assumed to have been made at the year-end fair value if it was higher than the average fair value. In calculating earnings per share, net income has been reduced for the accretion to the redemption value of warrants by $1,300, $900, and $250 in fiscal 1996, 1995 and 1994, respectively (see Note 10).

     Fiscal Year - The Company's fiscal year ends on the last Wednesday in December.

     Reclassification - Prior year balances have been restated to conform to the current presentation.


3. Acquisitions

    On December 8, 1996, the Company acquired 100% of the stock of Republic Management Corp. ("Republic"). Republic provides contract food service and vending to various corporations and elementary and secondary schools. The purchase price was approximately $8,600 consisting of cash to the sellers, a subordinated note payable to one shareholder plus assumed debt of Republic.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

      In November 1996, the Company acquired 100% of the stock of PCS Holding Corporation (formerly known as HCS Management Corporation) ("PCS"). PCS, through its operating subsidiaries, provides non-patient contract food and other services to hospitals and corporations. The purchase price was approximately $6,000 consisting of cash to the seller plus assumed debt of HCS.

    In July 1996, the Company acquired 100% of the outstanding stock of Ideal Management Services, Inc. ("Ideal"). Ideal provides contract food and beverage services to elementary and secondary schools in New York State. The purchase price was approximately $3,200, consisting of cash, convertible subordinated notes with interest at 7 1/4%, and a seven year covenant not to compete valued at $400. At the option of the note holders, the outstanding principal balance of the notes is convertible into Common Stock at a conversion price of $15 per share.

    In March 1996, the Company acquired 100% of the outstanding stock of Sun West Services, Inc. ("Sun West"). Sun West provides contract food and beverage services primarily to elementary and secondary schools as well as to other institutional clients. The purchase price was approximately $5,200 consisting of cash, five-year subordinated notes to the sellers with interest at 7% and 25,900 shares of Common Stock.

    In July 1995, the Company acquired 100% of the outstanding stock of Northwest Food Service, Inc. ("Northwest"). Northwest provides contract food and beverage services, primarily in the education and corporate dining markets. The purchase price was approximately $2,500 consisting of subordinated notes to the seller and cash.

   The aforementioned acquisitions have been accounted for under the purchase method of accounting and, accordingly, the accompanying consolidated financial statements reflect the fair values of the assets acquired and liabilities assumed or incurred as of the effective date of the acquisitions. The results of operations of the acquired companies are included in the accompanying consolidated financial statements since their respective dates of acquisition.

    The following table summarizes pro forma information as follows: (i) with respect to the income statement data for fiscal year 1995 as if the acquisitions of Republic, PCS, Ideal, Sun West, and Northwest had been completed as of the beginning of such period; and (ii) with respect to the income statement data for fiscal year 1996 as if the acquisition of Republic, PCS, Ideal and Sun West had been completed as of the beginning of such period. No adjustments for acquisition synergies (i.e. overhead reductions) have been reflected.

                                                          Fiscal Years Ended
                                                       December 25, December 27,
                                                            1996        1995
                                                       ------------------------
   Summary statement of income data:
   Net sales............................................  $161,204   $ 151,031
   Income from operations...............................     8,057       5,782
   Net Income before warrant accretion..................     2,407         758
   Net Income per share before warrant accretion
     assuming full dilution.............................  $    .48   $     .23
                                                          ========   =========

   The above pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)



4. Inventories

     The components of inventories are as follows:

                                       December 25,          December 27,
                                           1996                  1995
                                       ------------          ------------

   Food and liquor..........            $ 2,814             $   1,333
   Beverage.....................             41                   447
   Other...........................         405                   319
                                        -------             ---------

             Total.................     $ 3,260             $   2,099
                                        =======             =========


5. Fixtures and Equipment

     Fixtures and equipment consists of the following:

                                          December 25,           December 27,
                                             1996                    1995
                                          ------------           ------------

  Furniture and fixtures.................   $ 19,677              $   15,091
  Office equipment.......................      3,550                   1,811
  Leasehold improvements.................      1,405                   1,114
  Smallwares.............................      3,846                   2,306
  Other..................................      2,135                   1,218
                                            --------              ----------
                                              30,613                  21,540
  Less: accumulated depreciation.........      6,556                   5,711
                                            --------              ----------

  Fixtures and equipment, net............    $24,057               $  15,829
                                            ========               =========


     The Company invests in fixtures and equipment at various locations. Upon termination of a concession agreement, the client is generally required to purchase the assets from the Company for an amount equal to their net book value.

     All fixtures and equipment are depreciated over their useful lives ranging from 3 to 20 years, except smallwares which are depreciated over periods ranging from 3 to 5 years.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)




6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consists of the following:

                                      December 25,         December 27,
                                          1996                 1995
                                   ---------------         ------------

 Accounts payable.................    $ 8,404                $ 5,197
 Accrued wages and benefits.......      2,640                  1,607
 Accrued rent to clients..........      3,187                  2,576
 Accrued other....................      4,459                  3,087
                                     --------                -------
       Total......................    $18,690               $ 12,467
                                     ========               ========



7. Long-Term Debt

     Long-term debt consists of the following:

                                            December 25,          December 27,
                                                1996                   1995
                                            ------------          -----------


 Working Capital Line..................       $15,818             $  6,000
 Guidance Line.........................        15,744                3,207
 Term Loan.............................             -                9,100
                                              -------              -------
                                              $31,562              $18,307
 Less: current portion.................             -                2,981
                                              -------              -------
         Total............................... $31,562              $15,326
                                              =======              =======

                     FINE HOST CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (dollars in thousands, except per share data)


    The Company's bank agreement was amended and restated on June 19, 1996 in connection with the IPO (the "Restated Bank Agreement") and provides for (i) a working capital revolving credit line (the "Working Capital Line") for general obligations and letters of credit of the Company, in the maximum amount of $20,000 and (ii) a line of credit to provide for future expansion by the Company (the "Guidance Line") in the maximum amount of $55,000. The maximum borrowing available to the Company under the Restated Bank Agreement was $75,000 as of December 25, 1996. The Restated Bank Agreement terminates on April 30, 1999.

    The Company's obligations under the Restated Bank Agreement are collateralized by a pledge of shares of the common stock or other equity interests of the Company's subsidiaries, as well as by certain fixtures and equipment, notes receivable and other assets, and the receipt, if any, of certain funds paid to the Company with respect to the termination of client contracts prior to their expiration.

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

    The net proceeds from the IPO, including the exercise of the over allotment option granted to the underwriters (see Note 9), were used to repay substantially all of the long term debt then outstanding at the close of the transactions.

     On December 25, 1996, the prime rate was 8.25%. Interest payable on the Working Capital Line is prime or LIBOR plus 2.0% and the Guidance Line is the prime plus .5% or the 180 day LIBOR rate plus 2.0%.

     Long-term debt at December 25, 1996 is payable as follows:

      Year Ending                                       Amount

      December 31, 1997........................      $       -
      December 30, 1998........................              -
      December 29, 1999........................         15,818
      December 27, 2000........................          3,149
      December 26, 2001........................          3,149
      Thereafter...............................          9,446
                                                       -------
      Total....................................        $31,562
                                                       =======

    The net proceeds from the second offering on February 7, 1997, including the exercise of the warrants and option granted to the underwriters (see Note 17), were used to repay all of the long term debt outstanding at the close of the transaction.

     Interest paid on long-term debt was $2,128, $1,645 and $639 for fiscal 1996, 1995 and 1994, respectively.

                     FINE HOST CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (dollars in thousands, except per share data)

8. Subordinated Debt

    In December 1996, as part of the acquisition of Republic (see Note 3), the Company issued to a stockholder of Republic a subordinated promissory note with a face value of $1,000 at 8.75% interest per annum, payable in quarterly installments. The note was discounted to present value using a market rate of 11% and had a balance of $958 at December 25, 1996, of which $623 was classified as long term.

    In July 1996, as part of the acquisition of Ideal (see Note 3), the Company issued to the stockholders of Ideal two convertible subordinated promissory notes each with a face value of $710 at 7 1/4% interest per annum, payable in quarterly installments. At the option of the note holders, the outstanding principal balance of the notes is convertible into Common Stock at a conversion price of $15 per share. The notes were discounted to present value using a market rate of 13% and had a combined balance at December 25, 1996 of $1,144, of which $870 was classified as long-term.

     In March 1996, as part of the acquisition of Sun West (see Note 3), the Company issued to the stockholders of Sun West the following: (1) a subordinated promissory note with a face value of $1,350 at 7% interest per annum, payable in four annual installments beginning in 1998; and (2) a subordinated promissory note with a face value of $638 at 7% interest per annum, payable in three annual installments beginning in 1997. The notes were discounted to present value using a market rate of 10%. The respective balances at December 25, 1996 were $1,221 and $602, of which $1,221 and $330 were classified as long term.

      In July 1995, as part of the purchase price of Northwest (see Note 3), the Company issued a $1,350 note to the seller at 7% interest per annum. The note was discounted to present value using a market rate of 12.5% and had a balance at December 25, 1996 of $1,207 of which $1,135 was classified as long-term.

    In April 1993, the Company entered into a subordinated loan agreement, as amended (the "Subordinated Loan Agreement"), pursuant to which the Company sold $8,500 of its variable rate subordinated notes (the "Notes"), together with detachable warrants to purchase a maximum of 867,230 shares of a new class of Non-Voting Common Stock. The proceeds of the issuance of the Notes were used to repay existing indebtedness. A portion of the net proceeds from the IPO (see Note 9) were used to repay these Notes.

    The estimated fair value approximated the carrying amount of subordinated debt at December 25, 1996 and December 27, 1995. Considerable judgment was required in interpreting market data to develop the estimates of fair value. In addition, the use of different market assumptions and/or estimation methodologies may have had a material effect on the estimated fair value amounts. Accordingly, the estimated fair value of subordinated debt as of December 25, 1996 and December 27, 1995 is not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     Subordinated debt at December 25, 1996 is payable as follows:

   Year Ending                                               Amount
  December 31, 1997................................         $ 3,259
  December 30, 1998................................           2,165
  December 29, 1999................................           1,870
  December 27, 2000................................             885
  December 26, 2001................................             625
  Thereafter.......................................               -
                                                            -------
                                                              8,804
  Less: discount on subordinated note..............             745
                                                            -------
  Total............................................        $  8,059
                                                           ========

    Interest paid on subordinated debt was $392, $1,427 and $1,253 for fiscal 1996, 1995 and 1994, respectively.

                     FINE HOST CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (dollars in thousands, except per share data)


9. Stockholders' Equity

     Common Stock - Holders of Common Stock are entitled to one vote per share in all matters to be voted on by the stockholders of the Company. Subject to preferences that may be applicable to any Preferred Stock outstanding at the time, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor.

    On June 19, 1996, the effective date of the IPO, as authorized by the Board of Directors, the Company sold 3,064,718 shares at a price of $12.00 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain warrants and options) of approximately $32.6 million, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds were used to repay obligations under the Company's credit facility in effect prior to the IPO and subordinated notes, as well as to repurchase certain warrants; and the remainder was used for general corporate purposes.

     On February 7, 1997, the Company made a second offering resulting in net proceeds of approximately $59.1 million after deducting underwriting discounts and certain expenses (see Note 17).

     Preferred Stock - Holders of the Series A Convertible Preferred Stock are entitled to receive, when and as declared, out of the net profits of the Company, dividends in an amount per share equal to the aggregate per share amount of all cash dividends declared on the Common Stock multiplied by the number of shares of Common Stock into which a share of Series A Convertible Preferred Stock is convertible on the date on which such dividend is to be paid in full. All dividends declared upon Series A Convertible Preferred Stock shall be declared pro rata per share. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the shares of Series A Convertible Preferred Stock then outstanding shall be entitled to share ratably with holders of the shares of Common Stock in any distribution of the assets and funds of the Company. Each share of Series A Convertible Preferred Stock is convertible into seven shares of Common Stock, subject to certain adjustments. In conjunction with the IPO all of the then outstanding Convertible Preferred Stock was converted into 939,197 shares of common stock.

    1996 Non-Employee Director Stock Plan - The 1996 Non-Employee Director Stock Plan (the "Directors Plan") authorizes the grant of an aggregate of 50,000 shares of Common Stock. Common Stock is granted pursuant to the Directors Plan only to members of the Board of Directors who are not officers or employees of the company ("Non-Employee"). Upon consummation of the IPO, each Non-Employee Director was granted 1,250 shares pursuant to the terms of the Directors Plan. Thereafter, for the remainder of the term of the Directors Plan and provided he or she remains a director of the Company, on the date of each of the Company's annual meeting of Stockholders, each Non-Employee Director will be automatically granted, without further action by the Board of Directors, a number of shares of Common Stock equal to $15,000 divided by the Fair Market Value (as defined in the Director's Plan) of one share of Common Stock on the date of grant.

     Three officers of the Company purchased in 1987 and 1991 an aggregate of 154,000 shares of Common Stock for cash and notes at prices ranging from $0.32 to $1.40 per share. The subject notes have an aggregate outstanding balance of $189 and are due on June 30, 1999. Upon closing of the IPO, pursuant to the terms of the employee notes to the Company, the interest on the notes was forgiven, and interest thereafter ceased to accrue.

                     FINE HOST CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (dollars in thousands, except per share data)


10. Stock Options and Warrants

     Stock Options - The 1994 Stock Option Plan provides for granting of either incentive stock options or non qualified options to purchase shares of Common Stock. The plan provides that (i) the option price of an incentive stock option may not be less than the fair market value of the Common Stock on the date of grant and (ii) the option price of an option which is not an incentive stock option shall not be less than 85% of the fair value. Generally, options granted become exercisable after one year in 20% increments per year and expire ten years from the date of grant. The Company has reserved 566,084 shares for distribution under the Plan. In addition, included in the table below are 27,944 options issued in connection with the Fanfare acquisition in 1993.

     A summary of the status of the Company's stock option plan as of December 25, 1996, December 27, 1995 and December 28, 1994 and changes during the years ending on those dates is presented below:

                                   1996                          1995                               1994
                            -----------------------------------------------------------------------------------------------
                                     Weighted-Average                Weighted-Average                     Weighted-Average
                            Shares   Exercise Price       Shares      Exercise Price          Shares       Exercise Price

Outstanding at
  beginning of year        143,444        $ 6.19         132,944           $ 6.11             27,944            $ 4.93
Granted                    380,750         12.82          10,500             7.14            105,000              6.43
Exercised                    2,916          6.43               -                -                  -                 -
Canceled                    30,084         10.92               -                -                  -                 -
                          ---------       ------         -------            -----            -------            ------
Outstanding at end         491,194         11.03         143,444             6.19            132,944              6.11
                          ========        ======         =======            =====            =======            ======
   of year
Options exercisable at
   year-end                 88,204          6.20          50,090             6.13              6,148              4.93
                          ========                       =======            =====            =======
Options available for
 grant at end of year      102,834                       453,500                             464,000
                          ========                       =======                             =======






                     FINE HOST CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (dollars in thousands, except per share data)


      The following table summarizes information about stock options outstanding at December 25, 1996:

                                         Options Outstanding                                    Options Exercisable
                               Number        Weighted-Average                                   Number
              Range of       Outstanding        Remaining         Weighted-Average         Exercisable       Weighted-Average
         Exercise Prices     At 12/25/96     Contractual Life         Exercise Price        at 12/25/96        Exercise Price
         ---------------    ------------    ------------------    ---------------------     -----------      ------------------

      $  4.93 -  $ 7.14       134,694                 7                 $ 6.17               88,204                $6.20
      $  7.15 -  $12.00       250,500                 9                 $12.00                    -                    -
      $ 12.01 -  $15.63       106,000                10                 $14.93                    -                    -
                               -------               --                 ------               ------                -----
                              491,194                 9                 $11.03               88,204                $6.20
                              =======                ==                 ======               ======                =====


      If the fair value based accounting method was used to account for stock-based compensation costs, pro forma net income for the fiscal years ended December 25, 1996 and December 27, 1995 would have been $2,429, and $1,291 or $.49 and $.39 pro forma fully diluted earnings per share, respectively. The fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, and 1995 respectively: no dividend yield; expected volatility of 15% and risk-free interest rates of 5%.

Holders of Subordinated Notes -

      In conjunction with the Ideal acquisition (Note 3) convertible subordinated notes were issued. At the option of the note holders the outstanding principle balance is convertible into common stock at a conversion price of $15 per share.
The outstanding principle balance at December 25, 1996 was $1,282,500.

      Pursuant to the issuance and sale of the Notes (see Note 8), the purchaser received warrants to purchase 733,467 and 133,763 shares of Non-Voting Common Stock at exercise prices $4.93 a share (the "$4.93 Warrants") and $.01 a share (the "$.01 Warrants), respectively. The warrants were valued at $230.

      The $4.93 and the $.01 Warrants were exercisable from the date of issue through the periods ended April 29, 2001 and April 29, 2003, respectively. Both the number of shares and exercise price were subject to adjustment under various antidilution provisions.

      Upon achieving specified levels of earnings in each of fiscal 1993 and 1994, the Company had the right to earn back, in respect of each such year, the portion of the $4.93 Warrants issued to the purchaser of the Notes representing the right to acquire 1% of the fully diluted Common Stock. The Company achieved the required earnings levels specified for those fiscal years. Accordingly, in each of May 1994 and June 1995, respectively, the Company canceled $4.93 Warrants to acquire the equivalent of 1% of the fully diluted Common Stock, or approximately 43,365 shares (in each year). As a result of the refinancing completed prior to the IPO, the Company redeemed an additional amount of the $4.93 Warrants equal to 2% of the fully diluted Common Stock, or 86,730 shares.

      Upon achieving specified levels of earnings in each of fiscal 1993, 1994, 1995 and 1996, the Company has the right to earn back the total of the $.01 Warrant issued (133,763) to the Note holder. Since the Company achieved the required earnings level specified for fiscal 1993, 1994 and 1995, the Company, in each of fiscal 1994, 1995 and 1996 earned back and canceled 33,439 of the $.01 Warrants held by the purchaser of the Notes, respectively.

      During a specified repurchase period, the Company was obligated (the "Put Repurchase"), subject to certain conditions, to repurchase all or a designated portion of the issuable warrant shares within 120 days after notification of a put option exercise. The Put Repurchase period began on the earlier of (i) April 29, 1997, (ii) the prepayment of 50% of the original principal amount of the Notes issued under the Subordinated Loan Agreement, or (iii) a Change of Control, as defined, of the Company. The Put Repurchase price was based upon the greater of the Appraised Value (as defined in the warrant agreement) of the Common Stock, and the result obtained by dividing a multiple of the Company's adjusted earnings, as defined, by the number of fully diluted shares of Common Stock. The Put Repurchase was accreted to its highest redemption price based on the IPO offering price. Upon the closing of the IPO, holders of Warrants to acquire an aggregate of 296,726.5 additional shares of Common Stock (280,003.5 at $4.93 per share and 16,723 at $.01 per share) were obligated to sell these Warrants to the Company at a price equal to $2,180.

      In March 1996, the holder of the Notes sold the Notes to a non-affiliate of the Company. The purchaser also acquired 280,003.5 of the $4.93 Warrants and 16,723 of the $.01 Warrants. In connection with this transaction, the purchaser granted the Company an option to purchase all of the warrants for prices ranging from $500 to $1500 in the event the Notes were fully redeemed before various dates from June 30, 1996 to December 31, 1996. In the event the Company increased its bank borrowings in excess of $32,500, the option price would increase by $200 for each additional $2,500 of borrowings, subject to a maximum increase in the option price of $600. Upon the closing of the IPO, the Company repurchased these warrants for an aggregate repurchase price of $700.

Holders of Series A Convertible Preferred Stock -

      In connection with the sale in fiscal 1993 by the Company of the Series A Convertible Preferred Stock to an investor and one of its directors (described in Note 9), each purchaser received $4.93 warrants and $.01 warrants to purchase Common Stock. The investor received 118,307 of the $4.93 Warrants and the director received 21,294 of the $4.93 Warrants. The investor received 453,432 of the $.01 Warrants. and the director received 81,613 of the $.01 Warrants. Both the number of shares and exercise price are subject to adjustment under various antidilution provisions.

      The $4.93 Warrants issued by the Company to the investor and the director (139,601 in total) are subject to cancellation to the extent that the Company earns back $4.93 Warrants issued to the purchaser of its Notes (see above). Since the Company has achieved the earnings level specified for fiscal 1993 and 1994 required under the Notes, 8,253 of these $4.93 Warrants, the maximum allowed during the 1993 reduction period, were canceled in June 1994, and an additional 7,763, the maximum allowed during the 1994 reduction period, were canceled in June 1995. In conjunction with the IPO, these holders of $4.93 Warrants exercised the remaining 123,585 $4.93 Warrants and sold such shares in the IPO.

      Upon achieving specified levels of earnings in fiscal 1993, 1994, 1995 and 1996, the Company has the right to earn back the total of the $.01 Warrants (535,045 in the aggregate) issued to the holders of the Series A Convertible Preferred Stock. Since the Company, achieved the required earnings level specified for each of fiscal 1993, 1994 and 1995, the Company in 1994, 1995 and 1996, respectively, canceled 133,763 of these warrants, representing 113,358 warrants for the investor and 20,405 for the director. The Company has achieved the specified earnings in fiscal 1996 as required under the $.01 Warrants. As a result, in fiscal 1997, the Company will redeem and cancel the remaining $.01 Warrants held by the investor and the director (133,756 in total).

 11. Commitments and Contingencies

     The Company operates principally at its clients' premises pursuant to written contracts ("Client Contracts"). The length of Client Contracts generally ranges from one to ten years with options to renew for periods of one to ten years. Certain of these Client Contracts provide for base rent and contingent rent. Aggregate rent expense under these agreements for fiscal 1996, 1995 and 1994 was $24,425, $22,035 and $25,345 respectively.

     Future minimum commitments as of December 25, 1996 for all noncancellable operating leases and client contracts are as follows:

           Year                                                   Amount
           ----                                                   ------
         1997....................................                $ 3,013
         1998....................................                  1,890
         1999....................................                    867
         2000....................................                    672
         2001....................................                    301
         Thereafter..............................                    150
                                                                  ------
             Total...............................                $ 6,893
                                                                 =======

     Pursuant to its contracts with various clients, the Company is committed to spend approximately $3,765 for equipment and capital improvements as of December 25, 1996. At December 25, 1996, the Company was contingently liable for the following: (1) a standby Letter of Credit for $1,000, the principal amount of which is reduced annually pursuant to its terms and (2) performance bonds in the aggregate amount of $4,483.

     The Company has entered into purchasing agreements with various national and regional suppliers pursuant to which the Company agreed to purchase its requirements of products (as defined in the agreements). If the Company exceeds the agreed-upon purchasing levels, additional rebates and promotional allowances may be payable by the suppliers. If the Company fails to meet agreed-upon purchasing levels during the term of the agreements, the suppliers may elect to extend the term of the agreements by one year, or a longer period, if necessary, to reach agreed-upon purchasing levels.

                     FINE HOST CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (dollars in thousands, except per share data)


12. Income Taxes

     The income tax provision consists of the following:

                                                 Fiscal Years Ended

                                  December 25,    December 27,     December 28,
                                      1996             1995            1994
                                  ---------------------------------------------

 Current:
   Federal......................   $    -           $    -          $      -
   State and local..............       80               49                26
                                   -------          ------          --------
       Total current............       80               49                26
                                   -------          ------          --------

Deferred:
   Federal......................    2,086            1,471             1,123
   State and local..............      534               65               236
                                   -------          ------          --------
       Total deferred...........    2,620            1,536             1,359
                                   -------          ------          --------
         Total..................   $2,700          $ 1,585           $ 1,385
                                   =======         =======           =======


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                 December 25,    December 27,
                                                     1996            1995
                                                 ------------    -----------


  Deferred tax assets:
     Net operating loss carryforwards......        $1,125          $ 1,100
                                                    ------         -------
          Total deferred tax assets........         1,125            1,100

  Deferred tax liabilities:
     Tax in excess of book depreciation....         2,150            1,500
     Excess tax deduction attributable to
         contract rights...................        10,178            5,394
     Other.................................         1,157              627
                                                   ------          -------
         Total deferred tax liabilities....        13,485            7,521
                                                   ------          -------
             Total.........................       $12,360          $ 6,421
                                                   ======          ========

                     FINE HOST CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (dollars in thousands, except per share data)

    The Company's effective income tax rate differed from the Federal statutory rate as follows:

                                              Fiscal Years Ended

                                        December 29, December 27,   December 28,
                                            1996         1995            1994
                                         --------------------------------------

Federal statutory rate.............         34.0%       34.0%           34.0%
Excess of cost over fair value
  of net assets acquired...........          4.7         4.2             4.8
State & local taxes net of Federal
  tax benefits.....................          4.2         4.2             4.2
Other, net.........................        ( 1.3)       (0.5)           (0.4)
                                           -------     ------           -----
Effective income tax rate..........         41.6%       41.9%           42.6%
                                           =======     ======           =====

     At December 25, 1996, the Company had, for Federal income tax reporting, an estimated net operating loss carryforward of approximately $2,869 that will begin to expire in 2008.

     Income taxes paid in fiscal 1996, 1995 and 1994 were $80, $49 and $26, respectively.

13. Litigation

     In January 1996, the Company was served with a complaint naming it as one of five defendants in a lawsuit brought by multiple plaintiffs alleging damages arising out of the Woodstock II Festival held in August 1994 in Saugerties, New York. The promoter of the Festival is also a defendant. Plaintiffs were hired by the Company (which had a concession agreement with the promoters of Woodstock
II) as subcontractors of food, beverage and/or merchandise. In their complaint, which seeks approximately $5,900, plaintiffs allege damages arising primarily from the failure to (i) provide adequate security; and (ii) prevent Festival attendees from bringing food and beverages in to the Festival. The Company's concession agreement with the promoter made the promoter solely responsible for providing security and preventing food and beverage from being brought onto the premises, and the Company has made claim for indemnification under applicable provisions of the concession agreement, which has been rejected by the promoter. On April 4, 1996, the other defendants named in the suit answered the complaint and asserted cross-claims for contribution and indemnification against the Company. Thereafter, the Company cross-claimed for contribution and indemnification against a co-defendant. The Company believes that its ultimate liability, if any, will not be material.

     The Company has also sued a former client in the Jefferson Circuit Court of the Commonwealth of Kentucky for certain amounts owed by the former client under the food service contract between the parties, and the former client has filed a counterclaim against the Company seeking unspecified damages for the Company's alleged tortuous interference with a prospective contractual relationship with another food service provider. The Company believes that its ultimate liability, if any, will not be material.

      The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

                     FINE HOST CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (dollars in thousands, except per share data)


14. Related Party Transaction

     For each of fiscal 1996, 1995 and 1994, the Company incurred $150 in advisory fees with a company whose sole owner is the Chairman of the Board of the Company. On March 20, 1997, the Company terminated the advisory agreement.


15. Major Client

     During fiscal 1996, one client represented 10.0% of net sales and during fiscal 1995 and 1994 another client represented 13.7% and 19.5% of net sales, respectively.


16. Quarterly Results (Unaudited)

     The following summary shows the quarterly results of operations of the Company for fiscal 1996 and 1995.

                                                     Fiscal Quarters

                                            First   Second    Third     Fourth
 1996:
 Net sales.............................   $24,160  $25,803    $37,272   $40,690
 Gross profit..........................     2,530    2,413      4,506     4,772
 Net income before warrant accretion          259      250      1,399     1,895
 Net income per share(a)............      $  0.08  $  0.07    $  0.22   $  0.30
 Net income per share assuming full
       dilution(a).....................   $  0.07  $  0.07    $  0.22   $  0.30
 1995:
 Net sales.............................   $23,429  $20,090    $26,340   $25,603
 Gross profit..........................     2,134    1,668      3,338     2,746
 Net income before warrant accretion...   $   208  $    74    $ 1,045   $   869
 Net income per share(a)...............   $  0.05  $  0.01    $  0.26   $  0.07
 Net income per share assuming full
       dilution(a).....................   $  0.04  $  0.01    $  0.26   $  0.07

 (a) Each period calculated separately.

17. Subsequent Events

       On February 7, 1997, the Company made a second offering, as authorized by the Board of Directors, selling 2,689,000 shares at a price of $23.50 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain options) of approximately $59.1 million, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds were used to repay obligations under the Company's credit facility in effect

                     FINE HOST CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  (dollars in thousands, except per share data)


prior to the public offering and the remainder was invested in short term investments in accordance with the Company's investment policy. Assuming this transaction had occurred at the beginning of fiscal year 1996, supplemental pro forma 1996 net income per share assuming full dilution is $.54 and was calculated based upon (i) net income adjusted for the reduction in interest expense resulting from the application of the net proceeds of the Offering to reduce indebtedness of the Company and (ii) the average number of shares of Common Stock outstanding assuming full dilution, as adjusted to reflect the sale by the Company of a number of shares in the Offering.

       On January 23, 1997, the Company acquired 100% of the stock of Versatile Holding Corporation, which owns 100% of the stock of Serv-Rite Corporation ("Serv-Rite"), a contract food services management company that provides food services to the education and business dining markets in New York and Pennsylvania. The purchase price was approximately $7,500, consisting of cash and assumed debt of Serv-Rite.

       On December 30, 1996, the Company acquired 100% of the stock of Service Dynamics Corp. ("Service Dynamics"). Service Dynamics provides contract food service to various corporations and schools. The purchase price was approximately $3,000 consisting of cash paid to the seller.

(a)(2)   Financial Statement Schedules

            None.


(a)(3)   Exhibits

Exhibit No.                    Description

*2 Stock Purchase Agreement, dated as of March 25, 1996, by and among the Company, William C. Smitherman, Jo An McBride Smitherman, James E McBride and Edward G.Enos.
*3.1      Restated Certificate of Incorporation
*3.2      Restated By-Laws
*4        Specimen of Registrant's Common Stock certificate
*10.1 Subscription Agreement, dated as of April 29, 1993, by among the Company, GRD Corporation, The Berkley Family Limited Partnership and William R. Berkley.
*10.2 Registration Rights Agreement, dated as of April 29, 1993, by and among the Company, Continental Bank N.A., GRD Corporation and William
          R. Berkley.
*10.3     Warrant,  dated  April  29,  1993,  issued to GRD
          Corporation, to purchase up to 453,432 shares of Common Stock, par value $0.01 per share, at a price of $0.01 per share.
*10.4 Warrant, dated April 29, 1993, issued to William R. Berkley, to purchase up to 81,613 shares of Common Stock, par value $0.01 per share, at a price of $0.01 per share.
*10.5 Warrant, dates as of April 29, 1993, issued to Bank of America Illinois, formerly known as Continental Bank N.A., to purchase up ro 117,712 shares of Non-Voting Common Stock, par value
          $0.01 per share, at a price of $0.01 per share.

*10.6     (a) Second  Amended and Restated Loan  Agreement,
          dated as of April 24, 1995, among the Company, as
          borrower, its Subsidiaries and USTrust, The Daiwa
          Bank Limited,  NBD Bank and State Street Bank and
          Trust Company.
*10.6 (b) First Amendment to Second Amended and Restated Loan Agreement,
          dated as of August 1, 1995.
*10.6 (c) Second Amendment to Second Amended and Restated Loan Agreement,
          dated as of August 24, 1995.
*10.6 (d) Third Amendment to Second Amended and Restated Loan Agreement, dated as of January 16, 1996.
*10.6 (e) Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of March 22, 1996.
*10.6 (f) Fifth Amendment to Second Amended and Restated Loan Agreement, dated as of June 5, 1996.
*10.7     Subscription  Agreement,  dated as of  April  24,
          1995,  by and among the  Company  and  Interlaken
          Investment Partners, L.P.
*10.8     Registration Rights Agreement,  dated as of April
          24,  1995,  between the  Company  and  Interlaken
          Investment Partners, L.P.
*10.9     Advisory  Services  Agreement,  dated as of March
          25,  1996,  between the  Company  and  Interlaken
          Capital, Inc.
*10.10    Form of 1994 Stock Option Plan, as amended
*10.11    Form of 1996 Non-Employee Director Stock Option Plan
*10.12 Employment Agreement, dated as of June 30, 1995, by and among the Company, Northwest Food Service, Inc. and Robert F. Barney.

*10.13    Lease,  dated as of January 31, 1994, as amended,
          between the Company and Fawn  Associates  Limited
          Partnership,  in  regard  to 3  Greenwich  Office
          Park, Greenwich, Connecticut.
*10.14    Commercial Lease  Agreement,  dated as of January
          1, 1991, as amended, between Robert F. Barney and
          Northwest  Food  Service,   Inc.,  in  regard  to
          certain parcel of real property located in Boise,
          Idaho.
*10.15 Business Property Lease, dated as of October 27, 1995, between Telegraph Ind. Plaza Ltd. and Creative Food Management, Inc., in regard to 6061 Telegraph Road, Toledo, Ohio.
*10.16    Lease,  dated  March 22,  1996,  between  19 West
          Alameda,  LLC and Sun  West  Services,  Inc.,  in
          regard  to  Suite  101,  19 West  Alameda  Drive,
          Tempe, Arizona.
*10.17    Form of Promissory Note from Richard E. Kerley to the Company.
*10.18    Form of Promissory Note from Randy B. Spector to the Company.
*10.19 Form of Promissory Note from Douglas M. Stabler to Interlaken Capital Partners Limited Partnerhsip.
*10.20 Form of Promissory Note from Randall K. Ziegler to the Company and Interlaken Capital Partners Limited Partnership.
*10.21 Form of Registration Rights Agreement by and among the Company and Messrs. Kerley, Spector, Ziegler and Stabler.
*10.22    Form of Third Amended and Restated Loan Agreement.
 10.23 First Amendment to Employment Agreement, dated as of July 1, 1996, by and among the Company, Northwest Food Service, Inc. and
          Robert F. Barney
  11      Computations of Per Share Earnings
  21      Subsidiaries
  23      Consent of Deloitte & Touche LLP
  27      Financial Data Schedule

     *Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-2906), as amended, originally filed with the Commission on March 29, 1996.

Certain instruments defining the rights of holders of long-term debt of the Company have not been filed in accordance with Item 601(b)(4)(iii) of Regulation S-K under the Securities Act. The company hereby agrees to furnish a copy of such instruments to the Commission upon request. (b)
Reports on Form 8-K None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York on March 17, 1997.
                             FINE HOST CORPORATION

                             By: /s/Richard E. Kerley
                                   Name: Richard E. Kerley
                                   Title: President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Signature                            Title                     Date

/s/ Richard E. Kerley    President and Chief Executive Officer   March 17, 1997
                         and Director (Principal Executive
                           Officer)

/s/Nelson A. Barber      Senior Vice President and Chief         March 17, 1997
                         Financial Officer (Principal Financial
                         and Accounting Officer)

/s/Randy B. Spector      Executive Vice President, Chief         March 17, 1997
                         Administative Officer and Director


/s/Randall K. Ziegler    Group President - Convention, Leisure,  March 17, 1997
                         International and Director

/s/William R. Berkley    Chairman of the Board of Directors      March 17, 1997


/s/Ronald E. Blaylock    Director                                March 17, 1997


/s/Andrew M. Bursky      Director                                March 17, 1997


/s/Catherine B. James    Director                                March 17, 1997


s/sJack H. Nusbaum       Director                                March 17, 1997


/s/Joshua A. Polan       Director                                March 17, 1997

                                                    EXHIBIT INDEX

Exhibit No.                    Description

*2 Stock Purchase Agreement, dated as of March 25, 1996, by and among the Company, William C. Smitherman, Jo An McBride Smitherman, James E McBride and Edward G.Enos.
*3.1      Restated Certificate of Incorporation
*3.2      Restated By-Laws
*4        Specimen of Registrant's Common Stock certificate
*10.1 Subscription Agreement, dated as of April 29, 1993, by among the Company, GRD Corporation, The Berkley Family Limited Partnership and William R. Berkley.
*10.2 Registration Rights Agreement, dated as of April 29, 1993, by and among the Company, Continental Bank N.A., GRD Corporation and William
          R. Berkley.
*10.3     Warrant,  dated  April  29,  1993,  issued to GRD
          Corporation, to purchase up to 453,432 shares of Common Stock, par value $0.01 per share, at a price of $0.01 per share.
*10.4 Warrant, dated April 29, 1993, issued to William R. Berkley, to purchase up to 81,613 shares of Common Stock, par value $0.01 per share, at a price of $0.01 per share.
*10.5 Warrant, dates as of April 29, 1993, issued to Bank of America Illinois, formerly known as Continental Bank N.A., to purchase up ro 117,712 shares of Non-Voting Common Stock, par value
          $0.01 per share, at a price of $0.01 per share.

*10.6     (a) Second  Amended and Restated Loan  Agreement,
          dated as of April 24, 1995, among the Company, as
          borrower, its Subsidiaries and USTrust, The Daiwa
          Bank Limited,  NBD Bank and State Street Bank and
          Trust Company.
*10.6 (b) First Amendment to Second Amended and Restated Loan Agreement,
          dated as of August 1, 1995.
*10.6 (c) Second Amendment to Second Amended and Restated Loan Agreement,
          dated as of August 24, 1995.
*10.6 (d) Third Amendment to Second Amended and Restated Loan Agreement, dated as of January 16, 1996.
*10.6 (e) Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of March 22, 1996.
*10.6 (f) Fifth Amendment to Second Amended and Restated Loan Agreement, dated as of June 5, 1996.
*10.7     Subscription  Agreement,  dated as of  April  24,
          1995,  by and among the  Company  and  Interlaken
          Investment Partners, L.P.
*10.8     Registration Rights Agreement,  dated as of April
          24,  1995,  between the  Company  and  Interlaken
          Investment Partners, L.P.
*10.9     Advisory  Services  Agreement,  dated as of March
          25,  1996,  between the  Company  and  Interlaken
          Capital, Inc.
*10.10    Form of 1994 Stock Option Plan, as amended
*10.11    Form of 1996 Non-Employee Director Stock Option Plan
*10.12 Employment Agreement, dated as of June 30, 1995, by and among the Company, Northwest Food Service, Inc. and Robert F. Barney.

*10.13    Lease,  dated as of January 31, 1994, as amended,
          between the Company and Fawn  Associates  Limited
          Partnership,  in  regard  to 3  Greenwich  Office
          Park, Greenwich, Connecticut.
*10.14    Commercial Lease  Agreement,  dated as of January
          1, 1991, as amended, between Robert F. Barney and
          Northwest  Food  Service,   Inc.,  in  regard  to
          certain parcel of real property located in Boise,
          Idaho.
*10.15 Business Property Lease, dated as of October 27, 1995, between Telegraph Ind. Plaza Ltd. and Creative Food Management, Inc., in regard to 6061 Telegraph Road, Toledo, Ohio.
*10.16    Lease,  dated  March 22,  1996,  between  19 West
          Alameda,  LLC and Sun  West  Services,  Inc.,  in
          regard  to  Suite  101,  19 West  Alameda  Drive,
          Tempe, Arizona.
*10.17    Form of Promissory Note from Richard E. Kerley to the Company.
*10.18    Form of Promissory Note from Randy B. Spector to the Company.
*10.19 Form of Promissory Note from Douglas M. Stabler to Interlaken Capital Partners Limited Partnerhsip.
*10.20 Form of Promissory Note from Randall K. Ziegler to the Company and Interlaken Capital Partners Limited Partnership.
*10.21 Form of Registration Rights Agreement by and among the Company and Messrs. Kerley, Spector, Ziegler and Stabler.
*10.22    Form of Third Amended and Restated Loan Agreement.
 10.23 First Amendment to Employment Agreement, dated as of July 1, 1996, by and among the Company, Northwest Food Service, Inc. and
          Robert F. Barney
  11      Computations of Per Share Earnings
  21      Subsidiaries
  23      Consent of Deloitte & Touche LLP
  27      Financial Data Schedule



     *Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-2906), as amended, originally filed with the Commission on March 29, 1996.