Form 10-Q
period 1997-03-25
FINE HOST CORP
filed 1997-05-08
CIK 1011584

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 26, 1997

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


The Registrant had 8,959,266 shares of common stock, $.01 par value, outstanding as of May 8, 1997.

                                TABLE OF CONTENTS

                         Part I - Financial Information


                                                                       Page No.
Item 1    -        Financial Statements (unaudited)

          *        Consolidated Balance Sheets - March 26, 1997 and
                   December 25, 1996                                         3

          *        Consolidated Statements of Income- Three Months
                   Ended March 26, 1997 and March 27, 1996                   4

          *        Consolidated Statement of Stockholders' Equity - Three
                   Months Ended March 26, 1997                               5

          *        Consolidated Statements of Cash Flows - Three Months
                   Ended March 26, 1997 and March 27, 1996                   6

          *        Notes to Consolidated Financial Statements            7 - 10


Item 2    -        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  11 - 13

Item 3    -        Quantitative and Qualitative Disclosure About Market
                   Risk                                                     13

                                  Part II - Other Information

Item 1    -        Legal Proceedings                                        14

Item 6    -        Exhibits and Reports on Form 8-K                         15

                   Signature                                                16

Part I.  Financial Information
Item 1.  Financial Statements


                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                              March 26, 1997  December 25, 1996
                                                (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                       $13,764           $  4,724
  Accounts receivable                              19,079             14,580
  Inventories                                       5,014              3,260
  Prepaid expenses and other
     current assets                                 4,424              3,749
                                                  _______             ______
       Total current assets                        42,281             26,313

Contract rights, net                               28,896             22,869
Fixtures and equipment, net                        30,987             24,057
Excess of cost over fair value
  of net assets acquired, net                      41,873             34,362
Other assets                                        9,530              9,842
                                                  _______             ______
       Total assets                              $153,567           $117,443

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses          $24,378             $18,690
  Current portion of subordinated debt             1,765               3,045
                                                  ______             _______
       Total current liabilities                  26,143              21,735

Deferred income taxes                             13,000              12,360
Long-term debt                                     1,461              31,562
Subordinated debt                                  5,509               5,014
                                                  ______              ______
       Total liabilities                          46,113              70,671


Stockholders' equity:

  Common Stock, $.01 par value, 25,000,000
   shares authorized, 8,955,766 and 6,212,016
   issued and outstanding at March 26, 1997
   and December 25, 1996, respectively               90                   62
  Additional paid-in capital                    101,551               41,778
  Retained earnings                               5,969                5,121
  Receivables from stockholders for purchase
      of Common Stock                              (156)                (189)
                                                ________              ______
       Total stockholders' equity               107,454               46,772
                                                ________              ______
          Total liabilities and
             stockholders' equity               $153,567            $117,443


                See accompanying notes to unaudited consolidated
                             financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)




                                                    Three Months Ended
                                            March 26,             March 27,
                                              1997                   1996

Net sales                                    $49,452                $24,160
Cost of sales                                 44,210                 21,630
                                              ______                 ______
  Gross profit                                 5,242                  2,530
General and administrative expenses            3,215                  1,336
                                              ______                 ______
  Income from operations                       2,027                  1,194
Interest expense, net                            538                    767
                                              ______                 ______
  Income before tax provision                  1,489                    427
Tax provision                                    641                    168
                                              ______                  _____
  Net income                                     848                    259
Accretion to redemption value of warrants       ----                 (1,040)
                                              ______                  _____
  Net income (loss) available
   to Common Stockholders                   $    848               $   (781)

Earnings (loss) per share
   of Common Stock                         $     .11               $   (.23)
Average number of shares
   of Common Stock outstanding                 7,941                  3,408

Earnings (loss) per share of Common
   Stock assuming full dilution             $    .11                $  (.22)
Average number of shares of Common
   Stock outstanding assuming full dilution    7,951                  3,510



                See accompanying notes to unaudited consolidated
                             financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)




                                                                                                  Receivables
                                                                                                       from
                                                                                                  Stockholders
                                                                                                         for
                                                                             Additional           Purchase of
                                                      Common Stock        Paid-In     Retained      Common      Stockholders'
                                                    Shares    Amount       Capital    Earnings         Stock        Equity


Balance, December 25, 1996                         6,212,016    $62       $41,778      $5,121        $(189)       $46,772
Shares issued in connection
    with follow-on public offering                 2,689,000     27        59,073                                  59,100
Options exercised                                     54,750      1           700                                     701
Stockholder Receivable collected                                                                        33             33
Net income                                                                               848                          848
                                                   _________    ___      ________     ______         _____      _________

Balance, March 26, 1997                            8,955,766    $90      $101,551     $5,969         $(156)     $ 107,454



                See accompanying notes to unaudited consolidated
                             financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                        Three Months Ended
                                                       March 26,    March 27,
                                                           1997        1996

Cash flows from operating activities:
Net income                                                  $848       $259
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                          1,874         957
   Deferred income tax provision                            641         167
   Changes in operating assets and liabilities:
        Accounts receivable                             (2,080)          26
        Inventories                                       (250)        (195)
        Prepaid expenses and other current assets         (476)         578
        Accounts payable and accrued expenses             (583)         833
   Decrease (Increase) in other assets                     350         (995)
                                                         _____        _____
           Net cash provided by operating activities       324        1,630

Cash flows from investing activities:
   Increase in contract rights                          (1,739)      (2,462)
   Purchases of fixtures and equipment                  (2,477)      (1,067)
   Acquisition of business, net of cash acquired       (11,500)      (3,215)
   Collection of notes receivable                           -            19
                                                       _______       ______
      Net cash used in investing activities            (15,716)      (6,725)

Cash flows from financing activities:
    Borrowings under long-term debt agreement           -             6,909
   Proceeds from issuance of common stock               59,133           --
   Payment of long-term debt                           (35,131)        (814)
   Payment of subordinated debt                           (271)        (272)
   Proceeds from exercise of options                       701          -
                                                       _______        _____
Net cash provided by financing activities               24,432        5,823

Net increase in cash                                     9,040          728
Cash, beginning of period                                4,724          634
                                                       _______        _____
Cash, end of period                                    $13,764       $1,362


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

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)


1. Summary of Significant Accounting Policies

     Basis of Presentation--The unaudited consolidated financial statements include the accounts of Fine Host (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited financial statements include all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three months ended March 26, 1997 and March 27, 1996. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 25, 1996 included in the Company's Annual Report on Form 10-K.

     Earnings (Loss) Per Share--Earnings (loss) per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding during each period. Earnings (loss) per share assuming full dilution gives effect to the assumed exercise of all dilutive stock options and the assumed conversion of dilutive convertible securities (debt and warrants) except when their effect is antidilutive. In calculating earnings (loss) per share, net income has been reduced for the accretion to the redemption value of warrants by $0 and $1,040 for the three months ended March 26, 1997 and March 27, 1996, respectively.

    Accounting Pronouncements -- In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 is effective for financial statements for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. On a pro forma basis computed in accordance with SFAS No. 128 and before warrant accretion, basic EPS would have been $.11 and $.13 and diluted EPS would have $.11 and $.07 for March 26, 1997 and March 27, 1996, respectively.


2. Acquisitions

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

    On December 30, 1996, the Company acquired 100% of the stock of Service Dynamics Corp. ("Service Dynamics"). Service Dynamics provides contract food service to the education and business dining markets primarily in New Jersey. The purchase price was approximately $3,000, consisting of cash paid to the seller.

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

     The following table summarizes pro forma information with respect to the income statement data for the three months ended March 26, 1997 and March 27, 1996, as if the acquisitions of Serv-Rite and Service Dynamics had been completed as of the beginning of such period. No adjustment for acquisition synergies (i.e. overhead reductions) have been reflected:

                                                     Three Months Ended
                                                March 26,        March 27,
                                                     1997            1996
  Summary statement of income data:
  Net sales                                       $52,198         $34,613
  Income from operations                            2,045             936
  Net income (loss) before warrant accretion          840             (28)
  Net income per share before warrant
    accretion assuming full dilution            $     .11      $        -

    This pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.


3. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                   March 26,        December 25,
                                   1997                   1996

  Accounts payable                 $10,064              $ 8,404
  Accrued wages and benefits         4,018                2,640
  Accrued rent to clients            3,475                3,187
  Accrued other                      6,821                4,459
  Total                            $24,378              $18,690

                     FINE HOST CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (in thousands, except share and per share data)
                                   (unaudited)



4. Long-Term Debt

     Long-term debt consists of the following:

                                                  March 26,      December 25
                                                       1997             1996

                  Working Capital Line             $ 1,461           $15,818
                  Guidance Line                       ----            15,744
                                                   _______           _______
                     Total                         $ 1,461           $31,562


    The net proceeds from the follow on public offering on February 12, 1997, including the exercise of the over allotment option granted to the underwriters (see Note 5), were used to repay all of the long term debt outstanding at the close of the transaction.

   The Company's bank agreement was amended and restated on June 19, 1996 in connection with the initial public offering (the "Restated Bank Agreement") and provides for (i) a working capital revolving credit line (the "Working Capital Line") for general obligations and letters of credit of the Company, in the maximum amount of $20,000, and (ii) a line of credit to provide for future expansion by the Company (the "Guidance Line") in the maximum amount of $55,000. The maximum borrowing under the Restated Bank Agreement was $75,000 as of March 26, 1997. The Restated Bank Agreement terminates on April 30, 1999.

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


5. Stockholders' Equity

    On February 12, 1997, the Company conducted a follow-on public offering, as authorized by its Board of Directors, selling 2,689,000 shares of its common stock at a price of $23.50 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain options) of approximately $59.1 million, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds were used to repay obligations under the Company's credit facility in effect prior to the public offering and the remainder of the net proceeds was invested in short term investments in accordance with the Company's investment policy.

                     FINE HOST CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (in thousands, except share and per share data)
                                   (unaudited)





6. Income Taxes

     At March 26, 1997 the Company had a tax provision of $641, which was entirely deferred. In addition, the Company had, for Federal income tax reporting, an estimated net operating loss carryforward of approximately $3,000 that will begin to expire in 2008.



7.  Major Client

    One client represented 8.2% and 15.0% of net sales for the three months ended March 26, 1997 and March 27, 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The Company was formed in 1985 and has grown to become a leading provider of food and beverage concession and catering services to more than 750 facilities in 38 states. The Company targets four distinct markets within the contract food service industry: the recreation and leisure market ("Recreation and Leisure"), serving arenas, stadiums, amphitheaters, civic centers and other recreational facilities; the convention center market ("Convention Centers"); the educational and school nutrition market ("Education"), which the Company entered in 1994, serving colleges, universities and public and private schools; and the business dining market ("Business Dining"), which the Company entered in 1994, serving corporate cafeterias, office complexes and manufacturing plants.

    The matters discussed in this Form 10-Q contain forward looking statements that involve risks and uncertainties including risks associated with the food service industry and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:
                                                     Three Months Ended
                                                March 26         March 27,
                                                    1997            1996
Net sales                                        100.0%            100.0%
Cost of sales                                     89.4              89.5
                                                 _____             _____
  Gross profit                                    10.6              10.5
General and administrative expenses                6.5               5.5
                                                 _____             _____
  Income from operations                           4.1               5.0
Interest expense, net                              1.1               3.2
                                                 _____             _____
  Income before tax provision                      3.0               1.8
Tax provision                                      1.3               0.7
                                                 _____             _____
  Net income before warrant accretion              1.7%              1.1%


     The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:

                                       Three Months Ended
                                 March 26,            March  27,
                                    1997                 1996
Recreation and Leisure       $6,505   13.2%          $6,898   28.6%
Convention Centers           13,816   27.9           11,835   49.0
Education                    14,135   28.6            3,068   12.6
Business Dining              14,996   30.3            2,359    9.8
                             ______  _____          _______  _____
     Total                  $49,452  100.0%         $24,160  100.0%

Three Months Ended March 26, 1997 Compared to Three Months Ended March 27, 1996

    Net Sales. The Company's net sales increased 105% to $49.5 million for the three months ended March 26, 1997 from $24.1 million for the three months ended March 27, 1996. Net sales increased in all market areas except Recreation and Leisure. However, excluding from the first quarter of 1996 the one time sales from food service at Super Bowl XXX, net sales from the Recreation and Leisure market increased from new and existing contracts. Net sales from Convention Centers increased 17% primarily as a result of increased sales from new and existing contracts. Net sales in Education and Business Dining more than doubled, primarily as a result of the impact of acquisitions in 1996 and 1997.

     Gross Profit. Gross profit increased to $5.2 million or 10.6% of net sales, from $2.5 million or 10.5% of net sales for the comparable 1996 period. The increase in gross profit as a percentage of net sales was attributable to the contribution from acquisitions, as well as new and existing contracts.

     General and Administrative Expenses. General and administrative expenses increased to $3.2 million (or 6.5% of net sales) for the three months ended March 26, 1997 from $1.3 million (or 5.5% of net sales) for the three months ended March 27, 1996. The increase was attributable primarily to the Company's continued investment in training programs, regional and accounting management and additional sales personnel to support its current and future growth plans.

     Operating Income. Operating income increased 69.8% to $2.0 million for the three months ended March 26, 1997, from $1.2 million for the three months ended March 27, 1996, primarily as a result of the factors discussed above.

     Interest Expense. Interest expense decreased approximately $229,000 for the three months ended March 26, 1997, due to decreased debt levels resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial and follow-on public offerings.


Liquidity and Capital Resources

    The Company has funded its capital requirements from a combination of operating cash flow, debt and equity financing. Cash flow from operating activities was a source of funds of approximately $324,000 and $1.6 million for the three months ended March 26, 1997 and March 27, 1996. The reduction in the source of funds from operations quarter over quarter resulted primarily from the increase in net working capital requirements as a result of the expansion into the Education market, partially offset by the increase in unit operating cash flow.

     EBITDA was $4.1 million or 8.1% of net sales, compared to $2.2 million or 9.1% of net sales for the three months ended March 26, 1997 and March 27, 1996, respectively. The decrease in EBITDA as a percentage of net sales was attributable to an increase in general and administrative expenses. As discussed above, EBITDA represents earnings before interest expense, income tax expense and depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP as a measure of the Company's profitability or liquidity.

    Cash flows used in investing activities were approximately $15.7 million and $6.7 million for the three months ended March 26, 1997 and March 27, 1996, respectively. The increase in use of funds was primarily a result of investments in acquired companies.

    On December 30, 1996, the Company acquired Service Dynamics for a purchase price of approximately $3.0 million. On January 22, 1997 the Company acquired Serv-Rite for a purchase price of approximately $7.5 million. The Company is eliminating certain redundant operations through closings of offices and termination of excess personnel relating to these acquisitions. The Company's acquisitions are generally financed through cash from working capital and from the Company's credit facility.

    At March 26, 1997 and December 25, 1996 the Company's current assets exceeded its current liabilities, resulting in a working capital surplus of $16.1 million and $4.6 million, respectively. The surplus resulted primarily from an increase in trade receivables related to the new acquisitions in the Education and Business Dining markets, which generally invest in shorter term assets (i.e., accounts receivable), as compared to the Company's Recreation and Leisure business, which invests in longer term assets (i.e., fixtures and equipment). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

    On February 12, 1997, the Company completed the follow-on public offering, resulting in net proceeds to the Company of approximately $59.1 million after deducting underwriting discounts and certain expenses. The proceeds of the follow on offering were used to repay obligations under the Restated Bank Agreement and for general working capital purposes.

    The Company believes that the invested proceeds of its follow-on public offering, internally generated funds and amounts available under the Restated Bank Agreement are sufficient to satisfy the Company's presently anticipated capital requirements for at least the next twelve months.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     In April 1997, The Securities and Exchange Commission amended rules and forms to expand existing disclosure requirements for market risk sensitive instruments. However, the Company is not obligated to provide such disclosure in this Form 10-Q.

Part II.  Other Information
Item 1.  Legal Proceedings


    Reference is made to the discussion of legal proceedings found in the Company's Form 10-K for the fiscal year ended December 25, 1996. There have been no material changes in the status of the proceedings referenced therein.

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

A)  Exhibits:

 *3.1       Restated Certificate of Incorporation

 *3.2       By-Laws

 *4         Specimen of Registrant's Common Stock certificate

 10.1       Amended and Restated 1996 Non-Employee Director Stock Plan

 10.2 Second Amendment to Employment Agreement dated as of March 17, 1997 by and among the Company, Northwest Food Service, Inc. and Robert F. Barney

 10.3 Amendment to Advisory Services Agreement, dated as of April 10, 1997 between the Company and Interlaken Capital, Inc.

 11         Computations of Per Share Earnings

 27         Financial Data Schedule

* Filed as exhibits to the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 19, 1996, and hereby incorporated by reference.

B)  Reports on Form 8-K - None

-------------------------------------------------------------------------------



Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period presented.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fine Host Corporation

By: /s/ Nelson Barber
Nelson Barber
Senior Vice President and Treasurer
(Duly Authorized Officer and Principal Accounting Officer)

Date: May 8, 1997


                                       16
   EXHIBIT INDEX



   Exhibit No.     Description

       *3.1        Restated Certificate of Incorporation

       *3.2        By-Laws

       *4          Specimen of Registrant's Common Stock certificate

       10.1        Amended and Restated 1996 Non-Employee Director Stock Plan

       10.2 Second Amendment to Employment Agreement dated as of March 17, 1997, by and among the Company, Northwest Food Service, Inc. and Robert F. Barney

       10.3        Amendment to Advisory
                   Services    Agreement
                   dated as of April 10,
                   1997    between   the
                   Company           and
                   Interlaken   Capital,
                   Inc.

        11         Computations of Per Share Earnings

        27         Financial Data Schedule


* Filed as exhibits to the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 19, 1996, and hereby incorporated by reference.