Form 10-Q
period 1997-06-25
FINE HOST CORP
filed 1997-08-08
CIK 1011584

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 25, 1997

                                       OR
[ ]TRANSITION REPORT PURSUANT TO
   SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant had 9,045,444 shares of common stock, $.01 par value, outstanding as of August 8, 1997.

                                TABLE OF CONTENTS

                         Part I - Financial Information


                                                                          Page
No.
Item 1   -    Financial Statements (unaudited)


         *   Consolidated Balance Sheets - June 25, 1997
             and December 25, 1996                                          3
         *   Consolidated Statements of Income - Three and Six Months
             Ended June 25, 1997 and June 26, 1996                          4

         *   Consolidated Statement of Stockholders'Equity - Six Months
              Ended June 25, 1997                                           5

         *   Consolidated Statements of Cash Flows - Six Months Ended
              June 25, 1997 and June 26, 1996                               6

         *   Notes to Consolidated Financial Statements                  7 - 10


Item 2   -   Management's Discussion and Analysis of
             Financial Condition and Results of Operations              11 - 14

Item 3   -   Quantitative and Qualitative Disclosure
             About Market Risk                                             15


                           Part II - Other Information

Item 1   -   Legal Proceedings                                             16

Item 6   -   Exhibits and Reports on Form 8-K                              17

             Signature                                                     18

Part I.  Financial Information

Item 1.  Financial Statements


                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                            June 25, 1997   December 25, 1996
                                            -------------   -----------------
                                             (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                   $  16,110       $   4,724
  Accounts receivable                            20,247          14,580
  Inventories                                     5,238           3,260
  Prepaid expenses and other current assets       4,886           3,749
                                             ----------      ----------
       Total current assets                      46,481          26,313

Contract rights, net                             28,542          22,869
Fixtures and equipment, net                      31,002          24,057
Excess of cost over fair value of
net assets acquired, net                         43,962          34,362
Other assets                                      9,842           9,842
                                               --------        --------
       Total assets                            $159,829        $117,443
                                               ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses       $  23,567       $  18,690
  Current portion of subordinated debt            2,521           3,045
                                               --------        --------
       Total current liabilities                 26,088          21,735

Deferred income taxes                            13,514          12,360
Long-term debt                                    7,971          31,562
Subordinated debt                                 3,386           5,014
                                                -------         -------
       Total liabilities                         50,959          70,671


Stockholders' equity:

  Common Stock, $.01 par value,
  25,000,000 shares authorized,
  8,963,112 and 6,212,016 issued
  and outstanding at June 25, 1997
  and December 25, 1996, respectively                90             62
  Additional paid-in capital                    101,715         41,778
  Retained earnings                               7,221          5,121
  Receivables from stockholders for
  purchase of Common Stock                         (156)          (189)
                                               --------       --------
       Total stockholders' equity               108,870         46,772
                                               --------       --------
Total liabilities and stockholders' equity     $159,829       $117,443
                                               ========       ========


                See accompanying notes to unaudited consolidated
                             financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)




                                             Three Months Ended            Six Months Ended
                                             June 25,     June 26,       June 25,     June 26,
                                             1997         1996              1997        1996

Net sales                                   $53,392      $25,803         $102,844     $49,963
Cost of sales                                48,176       23,390           92,386      45,020
                                           --------     --------        ---------    --------
  Gross profit                                5,216        2,413           10,458       4,943
General and administrative expenses           2,730        1,241            5,945       2,577
                                           --------    ---------        ---------   ---------
  Income from operations                      2,486        1,172            4,513       2,366
Interest expense, net                           290          755              828       1,521
                                          ---------   ----------        ---------   ---------
  Income before tax provision                 2,196          417            3,685         845
Tax provision                                   944          167            1,585         336
                                          ---------   ----------         --------  ----------
  Net income                                  1,252          250            2,100         509
Accretion to redemption value of warrants         -        (260)                -      (1,300)
                                         ----------     --------        ---------   ----------
  Net income (loss) available
   to Common Stockholders                   $ 1,252    $    (10)        $   2,100   $    (791)
                                            =======    =========        =========   ==========

Earnings (loss) per share
   of Common Stock                        $     .14  $        --      $       .24  $     (.22)
                                          =========  ===========      ===========  ===========
Average number of shares
   of Common Stock outstanding                9,185        3,687            8,590       3,535
                                            =======     ========       ==========   =========

Earnings (loss) per share of Common
   Stock assuming full dilution           $     .14  $        --      $       .24   $    (.22)
                                          =========  ===========      ===========   ==========
Average number of shares of Common
Stock outstanding assuming full dilution      9,226        3,713            8,634        3,575
                                             ======        =====            =====        =====


                See accompanying notes to unaudited consolidated
                             financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)




                                                                                            Receivables
                                                                                               from
                                                                                           Stockholders
                                                                                                for
                                                                   Additional               Purchase of
                                                  Common Stock      Paid-In     Retained      Common    Stockholders'
                                                Shares    Amount    Capital     Earnings       Stock       Equity
                                              ----------------------------------------------------------------------
Balance, December 25, 1996                    6,212,016     $62    $ 41,778      $5,121         $(189)    $   46,772
Shares issued in connection
    with follow-on public offering            2,689,000      27      59,073                                   59,100
Options exercised                                59,900       1         804                                      805
Stockholder Receivable collected                                                                   33             33
Stock issued to non-employee directors            2,196      --          60                                       60
Net income                                                                        2,100                        2,100
                                             ---------     ---     --------      ------         ------      --------
Balance, June 25, 1997                       8,963,112     $90     $101,715      $7,221         $(156)      $108,870
                                             =========     ===     ========      ======         ======      ========


                See accompanying notes to unaudited consolidated
                             financial statements.


                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                        Six Months Ended
                                                    June 25,       June 26,
                                                     1997            1996
                                                    -------        -------

Cash flows from operating activities:
Net income                                          $2,100            $509
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                     4,238           2,041
   Deferred income tax provision                     1,585             335
   Changes in operating assets and liabilities:
        Accounts receivable                         (3,248)           (128)
        Inventories                                  (474)            (189)
        Prepaid expenses and other current assets     (937)            109
        Accounts payable and accrued expenses       (2,728)            565
   Increase in other assets                            (52)         (3,187)
                                                    -------          ------
       Net cash provided by operating activities       484              55
                                                    -------          ------

Cash flows from investing activities:
Increase in contract rights                         (3,292)         (3,053)
Purchases of fixtures and equipment                 (3,683)         (1,856)
Sales of fixtures and equipment                         --              64
Acquisition of business, net of cash acquired      (11,500)         (3,215)
   Collection of notes receivable                       --             396
                                                   -------          -------
Net cash used in investing activities              (18,475)         (7,664)
                                                   -------           ------

Cash flows from financing activities:
    Borrowings under long-term debt agreement           --            6,945
   Proceeds from issuance of common stock           59,191           30,542
   Payment of long-term debt                       (27,341)         (19,768)
   Payment of subordinated debt                     (2,849)         (7,661)
   Redemption of warrants                               --           (2,880)
   Proceeds from exercise of warrants                   --              609
   Proceeds from exercise of options                   376                -
                                                    ------          -------
Net cash provided by financing activities           29,377            7,787
                                                    ------          -------

Net increase in cash                                11,386              178
Cash, beginning of period                            4,724              634
                                                   -------         --------
Cash, end of period                                $16,110         $    812
                                                   =======         ========


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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited financial statements include all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six months ended June 25, 1997 and June 26, 1996. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 25, 1996 included in the Company's Annual Report on Form 10-K.

     Earnings (Loss) Per Share--Earnings (loss) per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding during each period. Earnings (loss) per share assuming full dilution gives effect to the assumed exercise of all dilutive stock options and the assumed conversion of dilutive convertible securities (debt and warrants) except when their effect is antidilutive. In calculating earnings (loss) per share, net income has been reduced for the accretion to the redemption value of warrants by $260 and $1,300 for the three and six months ended June 26, 1996.

    Accounting Pronouncements - In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (AEPS@). SFAS No. 128 is effective for financial statements for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. On a pro forma basis computed in accordance with SFAS No. 128 and before warrant accretion, basic EPS would have been $.25 and $.23; and diluted EPS would have been $.24 and $.14, for the six months ended June 25, 1997 and June 26, 1996, respectively.


2. Acquisitions

   On August 6, 1997, the Company acquired 100% of the stock of Statewide Industrial Catering, Inc. ("Statewide"). Statewide provides contract food service to 25 school districts in the New York City Metropolitan Area. The purchase price was $3,200, consisting of cash, assumed debt of Statewide and a subordinated promissory note.

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

     The following table summarizes pro forma information with respect to the income statement data for the six months ended June 25, 1997 and June 26, 1996, as if the acquisitions of Serv-Rite and Service Dynamics had been completed as of the beginning of such period. No adjustment for acquisition synergies (i.e. overhead reductions) have been reflected:

                                                    Six Months Ended
                                                June 25,          June 26,
                                                   1997               1996
                                            -----------           --------
 Summary statement of income data:
 Net sales                                     $105,590            $70,870
 Income from operations                           4,628              1,855
 Net income (loss)before warrant accretion       2,169                 (3)
 Net income per share before warrant
   accretion assuming full dilution        $        .25       $          -
                                           ============       ============

    This pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.


3. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                          June 25,     December 25,
                                            1997             1996
                                          -------      ----------
  Accounts payable                        $10,020         $ 8,404
  Accrued wages and benefits                3,945           2,640
  Accrued rent to clients                   3,951           3,187
  Accrued other                             5,651           4,459
                                         --------       ---------
  Total                                   $23,567         $18,690
                                          =======         =======

4. Long-Term Debt

   Long-term debt consists of the following:

                                          June 25,       December 25,
                                            1997            1996
                                          -------        ----------
    Working Capital Line                   $7,971         $15,818
    Guidance Line                               -          15,744
                                          -------         -------
       Total                               $7,971         $31,562
                                           ======         =======

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

    The net proceeds from the follow on public offering (the "Follow-On Offering"), on February 12, 1997, including the exercise of the over allotment option granted to the underwriters (see Note 6), were used to repay all of the long term debt outstanding at the close of the transaction.

   On July 30, 1997, the Company entered into the Fourth Amended and Restated Loan Agreement, a $200 million credit facility with Bank Boston, N.A., as Administrative Agent (the "Administrative Agent"), U.S. Trust, as Documentation Agent, and certain banks and other financial institutions party thereto (the "Bank Agreement"). The Bank Agreement provides for (i) a five year working capital revolving credit line for general corporate purposes and letters of credit, in the maximum aggregate amount of $50 million (the "Working Capital Line") and (ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $150 million (the "Guidance Line"). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. The Guidance Line is available on a revolving basis until July 30, 2000, to fund the Company's acquisitions and for investments made in connection with facility agreements. At July 30, 2000, all loans outstanding under the Guidance Line will convert to term loans, payable quarterly over a three-year period. Interest on all loans under the Bank Agreement will be based on, at the Company's option, either a prime rate or a LIBOR rate plus an incremental rate based on a ratio of debt to EBITDA, not to be less than .75% or greater than 1.5%. EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization.

   The Company's obligations under the Bank Agreement are collateralized by a pledge of shares of the common stock or other equity interests of the Company's subsidiaries, as well as by certain fixtures and equipment, accounts receivable and other assets, as well as the receipt, if any, of certain funds paid to the Company with respect to the termination of client contracts prior to their expiration.

   The Bank Agreement contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures, acquisitions and investments. In addition, the Bank Agreement requires maintenance of (i) certain financial ratios, including ratios of total debt to EBITDA and EBITDA to interest paid, (ii) minimum net worth and (iii) minimum EBITDA. The Bank Agreement permits the payment of dividends subject to compliance with all covenants.

5.  Subordinated Debt

   In July 1996, as part of the acquisition of Ideal Management Services Inc. ("Ideal"), the Company issued to the stockholders of Ideal two convertible subordinated promissory notes (the "Ideal Convertible Notes") each with a face value of $710 at 7 1/4% interest per annum, payable in quarterly installments. At the option of the note holders, the outstanding principal balance of the convertible notes was convertible into common stock at a conversion price of $15 per share. On July 30, 1997, the aggregate outstanding principal balances of the Ideal Convertible Notes of $1,145 was converted into 76,332 shares of common stock.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)


6. Stockholders' Equity

    On February 12, 1997, the Company conducted a Follow-On Offering as authorized by its Board of Directors, selling 2,689,000 shares of its common stock at a price of $23.50 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain stock options held by senior executives of the Company in connection with the Follow-On Offering) of approximately $59.1 million, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds were used to repay obligations under the Company's then-existing credit facility and the remainder of the net proceeds was invested in short term investments in accordance with the Company's investment policy.


7. Income Taxes

     At June 25, 1997 the Company had a tax provision of $1,585, which was entirely deferred. In addition, the Company had, for Federal income tax reporting, an estimated net operating loss carry forward of approximately $3,000 that will begin to expire in 2008.

8.  Major Client

    For the six months ended June 25, 1997, one client represented 9.1% of net sales and for the six months ended June 26, 1996, another client represented 10.6% of net sales.

9.  Subsequent Events

   On July 30, 1997, the Company entered into the Fourth Amended and Restated Loan Agreement (See Note 4).

   On July 30, 1997, the outstanding principal balance of the Ideal Convertible Notes were converted into 76,332 shares of common stock. (See Note 5).

   On August 6, 1997, the Company acquired 100% of the outstanding stock of Statewide. Statewide provides contract food service to school districts in New York. (See Note 2)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


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

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:

                                     Three Months Ended     Six Months Ended
                                      June 25,  June 26,  June 25,    June 26,
                                          1997     1996      1997       1996
                                      --------  -------    -------     ------
Net sales                              100.0%    100.0%     100.0%      100.0%
Cost of sales                           90.2      90.6       89.8        90.1
                                      ------    ------     ------        ----
  Gross profit                           9.8       9.4       10.2         9.9
General and administrative expenses      5.1       4.9        5.8         5.2
                                      ------   -------     ------         ---
  Income from operations                 4.7       4.5        4.4         4.7
Interest expense, net                    0.6       2.9        0.8         3.0
                                      ------   -------     ------         ---
  Income before tax provision            4.1       1.6        3.6         1.7
Tax provision                            1.8       0.6        1.5         0.7
                                      ------   -------     ------         ---
  Net income before warrant accretion    2.3%      1.0%       2.1%        1.0%
                                      ======   =======      =====         ===


     The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:

                             Three Months Ended         Six Months Ended
                           June 25,    June  26,      June 25,      June 26,
                             1997        1996          1997           1996
                       --------------------------------------------------------
Recreation and Leisure$10,324  19.3% $7,569 29.3%  $17,042 16.6% $14,467   29.0%
Convention Centers     13,334  25.0   8,531 33.1    27,150 26.4   20,367   40.8
Education              12,702  23.8   5,051 19.6    26,624 25.9    8,117   16.2
Business Dining        15,712  29.4   4,461 17.3    29,643 28.8    6,822   13.6
Other                   1,320   2.5     191   .7     2,385  2.3      190     .4
                      ---------------------------------------------------------
     Total            $53,392 100.0%$25,803 100.0%$102,844  100.0%$49,963 100.0%
                      ==========================================================

Three Months Ended June 25, 1997 Compared to Three Months Ended June 26, 1996

    Net Sales. The Company's net sales increased over 100% to $53.4 million for the three months ended June 25, 1997 from $25.8 million for the three months ended June 26, 1996. Net sales increased in all market areas. Recreation and Leisure net sales increased 26.7% primarily due to the impact of new contracts such as the Concord Pavilion in Concord, California and Boise State University in Boise, Idaho and existing contracts. The 36% increase in Convention Center net sales is primarily attributable to the new contract at Tulsa Exposition Center in Tulsa, Oklahoma and increased sales at the Orange County Convention Center in Orlando, Florida. Net sales in Education and Business Dining more than doubled, primarily as a result of the impact of acquisitions in 1996 and 1997.

     Gross Profit. Gross profit increased to $5.2 million or 9.8% of net sales, from $2.4 million or 9.4% of net sales for the comparable 1996 period. The increase in gross profit as a percentage of net sales was attributable to the contribution from acquisitions, as well as new and existing contracts.

     General and Administrative Expenses. General and administrative expenses increased to $2.7 million (or 5.1% of net sales) for the three months ended June 25, 1997 from $1.2 million (or 4.9% of net sales) for the three months ended June 26, 1996. The increase was attributable primarily to the Company's continued investment in training programs, regional and accounting management and additional sales personnel to support its current and future growth plans.

     Operating Income. Operating income increased more than 100% to $2.5 million for the three months ended June 25, 1997 from $1.2 million for the three months ended June 26, 1996, primarily as a result of the factors discussed above.

     Interest Expense. Interest expense decreased to $290,000 for the three months ended June 25, 1997, due to decreased debt levels resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial and follow-on public offerings.

Six Months Ended June 25, 1997 Compared to Six Months Ended June 26, 1996

    Net Sales. The Company's net sales increased more than 100% to $102.8 million for the six months ended June 25, 1997 from $50.0 million for the six months ended June 26, 1996. Net sales increased in all market areas. The 17.8% increase in Recreation and Leisure is primarily a result of new contracts at Concord Pavilion in Concord, California, Boise State University in Boise, Idaho and Coral Sky Amphitheater in West Palm Beach, Florida and increased sales at Pro Player Park, in Miami, Florida, and South Commons Facilities in Columbus, Georgia. Net sales from convention centers increased 33.3% mainly due to the new contract at Tulsa Exposition Center in Tulsa, Oklahoma and higher sales at Orange County Convention Center in Orlando, Florida and Portland Exposition Center in Portland, Oregon. Net sales in Education and Corporate Dining increased resulting from the impact of the 1996 and 1997 acquisitions.

    Gross Profit. Gross profit as a percentage of net sales increased to 10.2% for the six months ended June 25, 1997 from 9.9% achieved for the comparable 1996 period. The increase was primarily from purchasing efficiencies realized from an expanded base of business.

    General and Administrative Expenses. General and administrative expenses increased to $5.9 million (or 5.8% of net sales) for the six months ended June 25, 1997 from $2.6 million (or 5.2% of net sales) for the six months ended June 26, 1996. The increase was attributable primarily to the continued investment in accounting, sales personnel and training to support the Company's growing base of business.

    Operating Income. Operating income increased 90.7% to $4.5 million for the six months ended June 25, 1997 from $2.4 million for the six months ended June 25, 1996, primarily as a result of the factors discussed above.

    Interest Expense. Interest expense decreased to approximately $830,000 for the six months ended June 25, 1997, due primarily to decreased debt resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial and follow-on public offerings.

Liquidity and Capital Resources

    The Company has funded its capital requirements from a combination of operating cash flow, debt and equity financing. Cash flow from operating activities was a source of funds of approximately $484,000 and $55,000 for the six months ended June 25, 1997 and June 26, 1996. The increase in the source of funds from operations resulted primarily from the increase in unit operating cash flow partially offset by the increase in net working capital requirements as a result of the expansion into the Education market.

     EBITDA was $9.1 million or 8.8% of net sales, compared to $4.5 million or 9.0% of net sales for the six months ended June 25, 1997 and June 26, 1996, respectively. The decrease in EBITDA as a percentage of net sales was attributable to an increase in general and administrative expenses. As discussed above, EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP as a measure of the Company's profitability or liquidity.

    Cash flows used in investing activities were approximately $18.5 million and $7.7 million for the six months ended June 25, 1997 and June 26, 1996, respectively. The increase in use of funds was primarily a result of investments in acquired companies and purchases of fixtures and equipment.

    On December 30, 1996, the Company acquired Service Dynamics for a purchase price of approximately $3.0 million. On January 22, 1997 the Company acquired Serv-Rite for a purchase price of approximately $7.5 million. The Company is eliminating certain redundant operations through closings of offices and termination of excess personnel relating to these acquisitions.

   On August 6, 1997, the Company acquired 100% of the stock of Statewide Industrial Catering, Inc. ("Statewide"). Statewide provides contract food service to 25 school districts in New York City Metropolitan Area.. The purchase price was $3,200, consisting of cash, assumed debt of Statewide and a subordinated promissory note.

    At June 25, 1997 and December 25, 1996 the Company's current assets exceeded its current liabilities, resulting in a working capital surplus of $20.1 million and $4.6 million, respectively. The surplus resulted primarily from an increase in trade receivables related to the new acquisitions in the Education and Business Dining markets, which generally invest in shorter term assets (i.e., accounts receivable), as compared to the Company's Recreation and Leisure business, which invests in longer term assets (i.e., fixtures and equipment). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

    On February 12, 1997, the Company completed the follow-on public offering, resulting in net proceeds to the Company of approximately $59.1 million after deducting underwriting discounts and certain expenses. The proceeds of the follow on offering were used to repay obligations under the Company's then existing credit agreement and for general working capital purposes.

   On July 30, 1997, the Company entered into the Fourth Amended and Restated Loan Agreement, a $200 million credit facility with Bank Boston, N.A., as Administrative Agent (the "Administrative Agent"), U.S. Trust, as Documentation Agent, and certain banks and other financial institutions party thereto (the "Bank Agreement"). The Bank Agreement provides for (i) a five year working capital revolving credit line for general corporate purposes and letters of credit, in the maximum aggregate amount of $50 million (the "Working Capital Line") and (ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $150 million (the "Guidance Line"). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. The Guidance Line is available on a revolving basis until July 30, 2000, to fund the Company's acquisitions and for investments made in connection with facility agreements. At July 30, 2000, all loans outstanding under the Guidance Line will convert to term loans, payable quarterly over a three-year period. Interest on all loans under the Bank Agreement will be based on, at the Company's option, either a prime rate or a LIBOR rate plus an incremental rate based on a ratio of debt to EBITDA, not to be less than .75% or greater than 1.5%.

    In accordance with the Company's investment policy, $10.6 million was invested in commercial paper or treasury notes with maturities no greater than 90 days at June 25, 1997.

    The Company believes that the invested proceeds of its Follow-On Offering, internally generated funds and amounts available under the Bank Agreement are sufficient to satisfy the Company's presently anticipated capital requirements for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

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

A)  Exhibits:

    *3.1      Restated Certificate of Incorporation

    *3.2      By-Laws

    *4        Specimen of Registrant's Common Stock Certificate

    10.1      1994 Amended and Restated Stock Option Plan.

    10.2      1997 Long-Term Incentive Compensation Plan

    10.3      1998 Annual Incentive Compensation Plan

    10.4 First Amendment to the Third Amended and Restated Loan Agreement, dated as of May 9, 1997

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

Date: August 8, 1997

                                  EXHIBIT INDEX




        Exhibit No.        Description

            *3.1           Restated Certificate of Incorporation

            *3.2           By-Laws

            *4             Specimen of Registrant's Common Stock Certificate

            10.1           1994 Amended and Restated Stock Option Plan

            10.2           1997 Long-Term Incentive Compensation Plan

            10.3           1998 Annual Incentive Compensation Plan

            10.4 First Amendment to the Third Amended and Restated Loan Agreement,dated as of May 9, 1997

            11             Computations of Per Share Earnings

            27             Financial Data Schedule


* Filed as exhibits to the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 19, 1996, and hereby incorporated by reference.