Form 10-Q/A
period 1997-06-25
FINE HOST CORP
filed 1997-10-01
CIK 1011584

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO.1

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

                              FINE HOST CORPORATION

                           PART II - OTHER INFORMATION



Item 4.         Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Stockholders of Fine Host Corporation(the "Company") was held on May 23, 1997. At the meeting the stockholders acted on the following matters:

1.    Election of two directors, each for a term of three years;
2. Approval of amendments to the Company's Amended & Restated 1994 Stock Option Plan;
3.    Approval of the 1997 Long-Term Incentive Compensation Plan;
4.    Approval of the 1998 Annual Incentive Compensation Plan; and
5. Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year;

The results of the voting on these matters were as follows:

          Matter                           For          Withheld

1.    Election of two directors,
      each for a term of three years:

       Jack H. Nusbaum                  7,069,280        188,525
       Randy B. Spector                 7,077,980        179,825


          Matter                           For          Against        Abstain

2.  Approval of amendments to the
    Company's Amended & Restated
    1994 Stock Option  Plan             4,604,406      2,081,797         475
3.  Approval of the 1997 Long-Term
    Incentive Compensation Plan         6,680,478          6,400         600
4.  Approval of the 1998 Annual
    Incentive Compensation Plan         6,682,141         11,900       2,000
5.  Ratification of the appointment
    of Deloitte & Touche LLP as the
    Company's independent auditors
    for the 1997 fiscal year            7,255,405          2,300         100

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

Date:   October 1, 1997