Form 10-Q
period 1997-09-24
FINE HOST CORP
filed 1997-11-10
CIK 1011584

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 1997

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The Registrant had 9,056,643 shares of common stock, $.01 par value, outstanding as of November 7, 1997.

                                TABLE OF CONTENTS

                         Part I - Financial Information



Item 1        Financial Statements (unaudited)

      *       Consolidated Balance Sheets as of September 24, 1997 and
              December 25, 1996

      * Consolidated Statements of Income - Three and Nine Months Ended September 24, 1997 and September 25, 1996

      * Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 24, 1997

      * Consolidated Statements of Cash Flows - Nine Months Ended September 24, 1997 and September 25, 1996

      *       Notes to Consolidated Financial Statements


Item 2 Management=s Discussion and Analysis of Financial Condition and Results of Operations

Item 3        Quantitative and Qualitative Disclosure About Market Risk

                              Part II - Other Information

Item 1        Legal Proceedings

Item 2        Changes in Securities

Item 6        Exhibits and Reports on Form 8-K

                   Signature

Part I.  Financial Information

Item 1.  Financial Statements


                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                   September 24, 1997       December 25, 1996
                                   ------------------       -----------------
                                       (unaudited)


ASSETS

Current assets:
  Cash and cash equivalents            $    5,557              $   4,724
  Accounts receivable                      35,793                 14,580
  Inventories                               6,565                  3,260
  Prepaid expenses and
    other current assets                    5,519                  3,749
                                           ------                 ------
       Total current assets                53,434                 26,313

Contract rights, net                       48,036                 22,869
Fixtures and equipment, net                39,346                 24,057
Excess of cost over fair value
   of net assets acquired, net             66,784                 34,362
Other assets                                7,168                  9,842
                                         --------               --------
       Total assets                      $214,768               $117,443
                                         ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses $  37,001              $  18,690
  Current portion of subordinated debt      2,187                  3,045
                                           ------                 ------
       Total current liabilities           39,188                 21,735

Deferred income taxes                      17,788                 12,360
Long-term debt                             40,741                 31,562
Subordinated debt                           3,759                  5,014
                                          -------                 ------
       Total liabilities                  101,476                 70,671


Stockholders' equity:

  Common Stock, $.01 par value,
    25,000,000 shares authorized,
    9,054,993 and 6,212,016 issued
    and outstanding at September 24,1997
    and December 25, 1996, respectively         91                     62
  Additional paid-in capital               103,151                 41,778
  Retained earnings                         10,206                  5,121
  Receivables from stockholders for
       purchase of Common Stock               (156)                  (189)
                                            -------                -------
       Total stockholders' equity           113,292                46,772
                                            -------                -------
          Total liabilities and
             stockholders' equity          $214,768               $117,443
                                           ========               ========

   See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)




                                   Three Months Ended                       Nine Months Ended
                               September 24,   September 25,        September 24,     September 25,
                                    1997            1996                 1997              1996
                               -----------------------------        -------------------------------
Net sales                          $70,439        $37,272               $173,283         $87,236
Cost of sales                       61,890         32,766                154,277          77,786
                                    ------         ------                -------          ------
  Gross profit                       8,549          4,506                 19,006           9,450
General and administrative
   expenses                          2,954          1,467                  8,899           4,044
                                    ------         ------                 ------           -----
  Income from operations             5,595          3,039                 10,107           5,406
Interest expense, net                  491            496                  1,319           2,018
                                    ------         ------                 ------           -----
  Income before tax provision        5,104          2,543                  8,788           3,388
Tax provision                        2,118          1,144                  3,703           1,480
                                    ------         ------                 ------           -----
  Net income                         2,986          1,399                  5,085           1,908
Accretion to redemption value
  of warrants                           -              -                      -           (1,300)
                                    ------         ------                 ------          ------
  Net income available to
  Common Stockholders              $ 2,986        $ 1,399                $ 5,085          $  608
                                   =======        =======                =======          ======

Earnings per share of Common Stock $   .32        $   .22                $   .57          $  .14
                                   =======        =======                =======          ======
Average number of shares
  of Common Stock outstanding        9,366          6,235                  8,844           4,476
                                   =======        =======                =======          ======
Earnings per share of Common Stock
  assuming full dilution           $   .32        $   .22                 $  .57          $  .13
                                   =======        =======                 ======          ======

Average number of shares of Common
  Stock outstanding assuming
  full dilution                      9,460          6,249                  8,983           4,525
                                   =======        =======                 ======           =====

     See accompanying notes to unaudited consolidated financial statements.




                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)




                                                                                            Receivables
                                                                                               from
                                                                                            Stockholders
                                                                                                for
                                                                   Additional               Purchase of
                                                 Common Stock       Paid-In     Retained       Common      Stockholders'
                                                Shares    Amount    Capital     Earnings        Stock         Equity
                                              --------------------------------------------------------------------------
Balance, December 25, 1996                    6,212,016     $62    $  41,778     $ 5,121         $(189)     $  46,772
Shares issued in connection
    with follow-on public offering            2,689,000      27       59,073                                   59,100
Options exercised                                75,449       1        1,096                                    1,097
Conversion of Ideal convertible notes            76,332       1        1,144                                    1,145
Stockholder receivable collected                                                                    33             33
Stock issued to non-employee directors            2,196      --           60                                       60
Net income                                                                         5,085                        5,085
                                              --------------------------------------------------------------------------
Balance, September 24, 1997                   9,054,993     $91     $103,151     $10,206        $(156)       $113,292
                                              ==========================================================================

                             See accompanying notes to unaudited consolidated financial statements.






                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                         Nine Months Ended
                                                   September 24,   September 25,
                                                         1997            1996
                                                    ---------------------------
Cash flows from operating activities:
Net income                                              $ 5,085     $ 1,908
Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Depreciation and amortization                          6,739       3,115
   Deferred income tax provision                          3,703       1,479
   Changes in operating assets
        and liabilities, net of effects
        from acquistion of businesses:
        Accounts receivable                             (11,581)     (4,381)
        Inventories                                      (1,254)       (549)
        Prepaid expenses and other current assets        (1,140)     (1,788)
        Accounts payable and accrued expenses            (7,507)        735
   Increase in other assets                               2,731      (3,565)
                                                         -------     -------
        Net cash provided by operating activities        (3,224)     (3,046)
                                                         -------     -------

Cash flows from investing activities:
Increase in contract rights                             (13,798)     (4,679)
Purchases of fixtures and equipment                     (12,041)     (3,914)
Disposal of fixtures and equipment                          528          64
Acquisition of business, net of cash acquired           (39,184)     (5,169)
Collection of notes receivable                              871         494
                                                        -------      ------
   Net cash used in investing activities                (63,624)    (13,204)
                                                        -------      ------

Cash flows from financing activities:
Borrowings under long-term debt agreement                59,061      14,367
Issuance of subordinated debt                             1,272           -
Proceeds from issuance of common stock                   59,191      32,016
Payment of long-term debt                               (49,882)    (19,268)
Payment of subordinated debt                             (2,469)     (8,037)
Redemption of warrants                                        -        (200)
Proceeds from exercise of warrants                            -         609
Proceeds from exercise of options                           508           -
                                                         ------      ------
  Net cash provided by financing activities              67,681      19,487
                                                         ------      ------
Net increase in cash                                        833       3,237
Cash, beginning of period                                 4,724         634
                                                        -------     -------
Cash, end of period                                     $ 5,557     $ 3,871
                                                        =======     =======


                          See accompanying notes to unaudited consolidated financial statements.


                     FINE HOST CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                                   (unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation--The unaudited consolidated financial statements include the accounts of Fine Host (the ACompany@) and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited financial statements include all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine months ended September 24, 1997 and September 25, 1996. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 25, 1996 included in the Company's Annual Report on Form 10-K.

     Earnings Per Share--Earnings per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding during each period. Earnings per share assuming full dilution gives effect to the assumed exercise of all dilutive stock options and the assumed conversion of dilutive convertible securities (debt and warrants) except when their effect is antidilutive. In calculating earnings per share, net income has been reduced for the accretion to the redemption value of warrants by $1,300 for the nine months ended September 25, 1996.

    Accounting Pronouncements--In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 is effective for financial statements for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. On a pro forma basis computed in accordance with SFAS No. 128 and before warrant accretion, Basic EPS would have been $.33 and $.23; and Diluted EPS would have been $.32 and $.22, for the three months ended September 24, 1997 and September 25, 1996, respectively. For the nine months ended September 24, 1997 and September 25, 1996, Basic EPS would have been $.60 and $.60; and Diluted EPS would have been $.57 and $.43, respectively.


2. Acquisitions

   On October 3, 1997, the Company acquired 100% of the stock of Total Food Service Direction, Inc. ("Total"). Total provides contract food services to 35 business dining and educational facilities in southern Florida. The purchase price was approximately $4,500, consisting of cash and subordinated promissory notes to sellers.

   On August 27, 1997, the Company acquired 100% of the stock of Best, Inc. ("Best"). Best provides contract food services to approximately 150 healthcare, corrections, business dining and education clients in Minnesota, Wisconsin, North Dakota, South Dakota, Illinois and Iowa. The purchase price was approximately $26,500, consisting of cash and assumed debt.

   On August 6, 1997, the Company acquired 100% of the stock of Statewide Industrial Catering, Inc. ("Statewide"). Statewide provides contract food service to 25 school districts in the New York City Metropolitan Area. The purchase price was approximately $3,200, consisting of cash, assumed debt of Statewide and a subordinated promissory note.


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

     The following table summarizes pro forma information with respect to the income statement data for the nine months ended September 24, 1997 and September 25, 1996, as if the acquisitions of Best, Statewide, Serv-Rite and Service Dynamics had been completed as of the beginning of such period. No adjustment for acquisition synergies (i.e. overhead reductions) have been reflected:

                                                      Nine Months Ended
                                               September 24,      September 25,
                                                    1997              1996
                                               --------------------------------
 Summary statement of income data:
 Net sales                                        $205,828           $150,229
 Income from operations                              9,498              3,814
 Net income (loss) before warrant accretion          1,779               (665)
 Net income (loss) per share before warrant
   accretion assuming full dilution                 $ .20              $ (.15)
                                                    =====              ======

    This pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.


3. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                     September 24,       December 25,
                                         1997                 1996
                                      ---------           ----------
  Accounts payable                    $  12,637             $ 8,404
  Accrued wages and benefits              6,929               2,640
  Accrued rent to clients                 7,413               3,187
  Accrued other                          10,022               4,459
                                       --------             -------
  Total                               $  37,001             $18,690
                                       ========             =======





4. Long-Term Debt

     Long-term debt consists of the following:

                               September 24,      December 25,
                                   1997              1996
                               -------------       ----------
 Working Capital Line             $9,841            $15,818
 Guidance Line                    30,900             15,744
                                  ------            -------
    Total                       $ 40,741            $31,562
                                  ======            =======

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

   The Bank Agreement contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures, acquisitions and investments. In connection with the Rule 144A private placement of $175 million of 5.0% Convertible Subordinated Notes (see
Note 5), the Bank Agreement was amended to allow for the issuance of up to $200 million in publicly offered debt. The Bank Agreement requires maintenance of (i) certain financial ratios, including ratios of total debt to EBITDA and EBITDA to interest paid, (ii) minimum net worth and (iii) minimum EBITDA. The Bank
Agreement permits the payment of dividends subject to compliance with all covenants.

At September 24, 1997, the Company had an outstanding letter of credit for $20 million under the Bank Agreement.


5.  Subordinated Debt

   In October 1997, the Company issued, through a private placement pursuant to Rule 144A under the Securities Act of 1933, $175 million of 5.0% Convertible Subordinated Notes (the "Notes") due 2004. The Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting underwriting discounts and certain expenses, was used to repay approximately $50 million in outstanding debt under the Bank Agreement. The remaining net proceeds were invested in short term investments in accordance with the Company's investment policy.

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


6. Stockholders' Equity

    On February 12, 1997, the Company conducted a Follow-On Offering as authorized by its Board of Directors, selling 2,689,000 shares of its common stock at a price of $23.50 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain stock options held by senior executives of the Company in connection with the Follow-On Offering) of approximately $59.1 million, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds were used to repay obligations under the Company's then-existing credit facility and the remainder of the net proceeds was invested in short term investments in accordance with the Company=s investment policy.


7. Income Taxes

     For the nine months ended September 24, 1997, the Company recorded a provision of $3,703, which was entirely deferred. In addition, the Company had, for Federal income tax reporting, an estimated net operating loss carry forward of approximately $3,500 that will begin to expire in 2008.

8.  Subsequent Events

     In October 1997, the Company acquired Total Food Service Direction, Inc. ("Total"), for approximately $4.5 million. Total is a Miami-based food service company servicing the business dining and education markets. See Note 2.


     On October 27, 1997, the Company issued $175 million of 5.0% Convertible Subordinated Notes due 2004. See Note 5.

Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

         Fine Host Corporation is a leading contract food service management company, providing food and beverage concession and catering services to more than 900 facilities located in 41 states, primarily through multi-year contracts in the following markets: the recreation and leisure market ("Recreation and Leisure") serving arenas, stadiums, amphitheaters, civic centers and other recreational facilities; the convention center market ("Convention Centers"); the education market ("Education") serving colleges, universities and elementary and secondary school nutrition programs; the business dining market ("Business Dining") serving corporate cafeterias, office complexes and manufacturing plants; the healthcare market ("Healthcare") serving long-term care facilities and hospitals; and the corrections market ("Corrections") serving prisons and jails.

   The matters discussed in this Form 10-Q contain forward looking statements that involve risks and uncertainties including risks associated with the food service industry and other risks detailed from time to time in the Company=s filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:


                                                   Three Months Ended                      Nine Months Ended
                                             September 24,     September 25,       September 25,     September 25,
                                                  1997              1996                1997               1996
                                             --------------------------------     ----------------------------------

Net sales                                         100.0%            100.0%               100.0%            100.0%
Cost of sales                                      87.9              87.9                 89.0              89.2
                                                 ------             -----               ------            ------
  Gross profit                                     12.1              12.1                 11.0              10.8
General and administrative expenses                 4.2               3.9                  5.1               4.6
                                                 ------             -----               ------            ------
  Income from operations                            7.9               8.2                  5.9               6.2
Interest expense, net                                .7               1.3                   .8               2.3
                                                 ------             -----               ------            ------
  Income before tax provision                       7.2               6.9                  5.1               3.9
Tax provision                                       3.0               3.1                  2.1               1.7
                                                 ------             -----               ------            ------
  Net income before warrant accretion               4.2%              3.8%                 3.0%              2.2%
                                                 ======             =====               ======            ======


     The table below sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales. Prior year balances have been restated to conform with the current presentation.


                                                    Three Months Ended                    Nine Months Ended
                                            September 24,      September  25,      September 24,     September 25,
                                                 1997                1996               1997              1996
                                            ----------------------------------    ----------------------------------
Recreation and Leisure                      $18,922   26.9%    $16,534   44.4%     $35,964   20.8%    $31,001   35.5%
Convention Centers                           14,674   20.8       9,856   26.4       41,824   24.1      30,224   34.7
Education                                    11,753   16.7       6,252   16.8       38,377   22.1      14,369   16.5
Business Dining                              14,247   20.2       2,263    6.1       40,507   23.4       7,000    8.0
Healthcare                                    5,510    7.8         832    2.2        7,148    4.1       1,913    2.2
Corrections                                   3,379    4.8       1,020    2.7        5,123    3.0       2,023    2.3
Other                                         1,954    2.8         515    1.4        4,340    2.5         706     .8
                                           --------  -----    -------- -------   --------- ------ ------------------
     Total                                  $70,439  100.0%    $37,272  100.0%    $173,283  100.0%   $87,236   100.0%
                                           ===================================   ====================================


Three  Months  Ended  September  24, 1997  Compared to Three  Months  Ended
                      September 25, 1996

    Net Sales. The Company=s net sales increased 89% to $70.4 million for the three months ended September 24, 1997 from $37.3 million for the three months ended September 25, 1996. Net sales increased in all market areas. Recreation and Leisure net sales increased 14.4% primarily due to the impact of new contracts such as the University of Georgia in Athens, Georgia and increased sales attributable to existing contracts such as Pro Player Park in Miami, Florida. The 48.9% increase in Convention Center net sales is primarily attributable to the new contract at Tulsa Exposition Center in Tulsa, Oklahoma and increased sales at the Orange County Convention Center in Orlando, Florida. Net sales in Education and Business Dining more than doubled, primarily as a result of the impact of acquisitions in 1996 and 1997. The growth in net sales in Healthcare and Corrections is primarily the result of the acquisition of Best Inc. ("Best"). Best specializes in providing food service to healthcare and corrections markets and to a lesser extent provides food service to the business dining and education markets.


     Gross Profit. Gross profit was $8.5 million or 12.1% of net sales, as compared to $4.5 million or 12.1% of net sales for the comparable 1996 period.

     General and Administrative Expenses. General and administrative expenses increased to $2.9 million (or 4.2% of net sales) for the three months ended September 24, 1997 from $1.5 million (or 3.9% of net sales) for the three months ended September 25, 1996. The increase was attributable primarily to the Company=s continued investment in accounting, sales personnel and training to support the Company's growing base of business.

     Operating Income. Operating income increased 84% to $5.6 million for the three months ended September 24, 1997 from $3.0 million for the three months ended September 25, 1996, primarily as a result of the factors discussed above.

     Interest Expense. Interest expense was $491,000 for the three months ended September 24, 1997. While debt levels increased during the third quarter of 1997 due to the financing of certain acquisitions, interest expense remained constant as compared to the three months ended September 25, 1996.

Nine Months Ended September 24, 1997 Compared to Nine Months
               Ended September 25, 1996

    Net Sales. The Company's net sales increased 99% to $173.3 million for the nine months ended September 24, 1997 from $87.2 million for the nine months ended September 25, 1996. Net sales increased in all market areas. The 16.0% increase in Recreation and Leisure is primarily a result of new contracts at the University of Georgia in Athens, Georgia and Concord Pavilion in Concord, California and increased sales at Pro Player Park, in Miami, Florida, Great Woods in Mansfield, MA and South Commons Facilities in Columbus, Georgia. Net sales from Convention Centers increased 38.4% mainly due to the new contract at Tulsa Exposition Center in Tulsa, Oklahoma and higher sales at Orange County Convention Center in Orlando, Florida and Portland Exposition Center in Portland, Oregon. Net sales in Education and Corporate Dining increased due to the impact of the 1996 and 1997 acquisitions as well as from the addition of sixteen new contracts. The growth in net sales in Healthcare and Corrections is primarily the result of the acquisition of Best.

    Gross Profit. Gross profit as a percentage of net sales increased to 11.0% for the nine months ended September 24, 1997 from 10.8% achieved for the comparable 1996 period. The increase was primarily from purchasing efficiencies realized from an expanded base of business.

    General and Administrative Expenses. General and administrative expenses increased to $8.9 million (or 5.1% of net sales) for the nine months ended September 24, 1997 from $4.0 million (or 4.6% of net sales) for the nine months ended September 25, 1996. The increase was attributable primarily to the continued investment in accounting, sales personnel and training to support the Company's growing base of business.

    Operating Income. Operating income increased 87% to $10.1 million for the nine months ended September 24, 1997 from $5.4 million for the nine months ended September 25, 1996, primarily as a result of the factors discussed above.

    Interest Expense. Interest expense decreased to approximately $1.3 million for the nine months ended September 24, 1997, due primarily to decreased debt resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial and follow-on public offerings.

Liquidity and Capital Resources

    Cash flow from operating activities was a use of funds of approximately $3.2 million and $3.0 million for the nine months ended September 24, 1997 and September 25, 1996, respectively. The use of funds from operations resulted primarily as a result of the expansion into the Education, Corrections and Healthcare markets.

     EBITDA was $17.3 million or 10.0% of net sales, compared to $8.7 million or 10.0% of net sales for the nine months ended September 24, 1997 and September 25, 1996, respectively. EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP as a measure of the Company=s profitability or liquidity.

    Cash flows used in investing activities were approximately $63.6 million and $13.2 million for the nine months ended September 24, 1997 and September 25, 1996, respectively. The increase in use of funds was primarily a result of investments in acquired companies and purchases of fixtures and equipment. The Company has funded its capital requirements from a combination of debt and equity financing.

    During the third quarter, the Company made commitments to invest $27 million related to the procurement of certain contracts.

   On October 3, 1997, the Company acquired 100% of the stock of Total Food Service Direction, Inc. ("Total"). Total provides contract food services to 35 business dining and educational facilities in southern Florida. The purchase price was approximately $4.5 million, consisting of cash and subordinated promissory notes to sellers.

   On August 27, 1997, the Company acquired 100% of the stock of Best, Inc. ("Best"). Best provides contract food services to approximately 150 healthcare, corrections, business dining and education clients in Minnesota, Wisconsin, North Dakota, South Dakota, Illinois and Iowa. The purchase price was $26.5 million, consisting of cash and assumed debt.

   On August 6, 1997, the Company acquired 100% of the stock of Statewide Industrial Catering, Inc. ("Statewide"). Statewide provides contract food service to 25 school districts in the New York City Metropolitan Area. The purchase price was $3.2 million, consisting of cash, assumed debt of Statewide and a subordinated promissory note.

   On December 30, 1996, the Company acquired Service Dynamics for a purchase price of approximately $3.0 million. On January 22, 1997 the Company acquired Serv-Rite for a purchase price of approximately $7.5 million.

   With respect to the foregoing acquisitions, the Company is eliminating certain redundant operations through closings of offices and termination of excess personnel relating to these acquisitions.

    At September 24, 1997 and December 25, 1996 the Company=s current assets exceeded its current liabilities, resulting in a working capital surplus of $14.2 million and $4.6 million, respectively. The surplus resulted primarily from an increase in trade receivables related to the new acquisitions in the Education, Corrections and Healthcare markets, which generally invest in shorter term assets (i.e., accounts receivable), as compared to the Company=s Recreation and Leisure business, which invests in longer term assets (i.e., fixtures and equipment). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

    On February 12, 1997, the Company completed the Follow-On Offering, resulting in net proceeds to the Company of approximately $59.1 million after deducting underwriting discounts and certain expenses. The proceeds of the follow on offering were used to repay obligations under the Company's then existing credit agreement and for general working capital purposes.

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

   In October 1997, the Company issued, through a private placement pursuant to Rule 144A under the Securities Act of 1933, $175 million of 5.0% Convertible Subordinated Notes (the "Notes") due 2004. The Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting underwriting discounts and certain expenses, was used to repay approximately $50.0 million in outstanding debt under the Bank Agreement. The remaining net proceeds were invested in short term investments in accordance with the Company's investment policy. The balance of the net proceeds will be used to fund acquisitions and for general corporate purposes. The Bank Agreement was amended prior to the offering to allow for the issuance of up to $200 million of debt.

    The Company believes that the invested proceeds of the Notes and its Follow-On Offering, internally generated funds and amounts available under the Bank Agreement are sufficient to satisfy the Company's presently anticipated capital requirements for at least the next twelve months.

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


Item 2.  Changes in Securities

    On October 27, 1997, the Company issued, through a private placement pursuant to Rule 144A, under the Securities Act of 1933, $175 million of 5.0% Convertible Subordinated Notes (the "Notes") due 2004. The Notes are unsecured obligations of the Company and are convertible into Common Stock at a conversion price of $44.50 per share. The initial purchasers (the "Initial Purchasers") of the Notes were Donaldson, Lufkin & Jenrette Securities Corporation, Nationsbanc, Montgomery Securities, Inc., Smith Barney, Inc. and Piper Jaffray, Inc. The Initial Purchasers received aggregate discounts and commissions of $5.3 million.

Item 6.  Exhibits and Reports on Form 8-K

A)  Exhibits:

     1 Purchase Agreement, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation,
              Nationsbanc Montgomery Securities, Inc., Smith Barney, Inc. and Piper Jaffray, Inc., dated as of October 21, 1997.

    *3.1      Restated Certificate of Incorporation

    *3.2      By-Laws

    *4.1      Specimen of Registrant=s Common Stock Certificate

     4.2 Indenture between the Company and The Bank of New York, dated as of October 27, 1997, with respect to $175,000,000 5% Convertible Subordinated Notes due 2004.

     4.3 Registration Rights Agreement, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Nationsbanc Montgomery Securities, Inc., Smith Barney, Inc. and Piper Jaffray, Inc., dated as of October 27, 1997.

    10.1 Fourth Amended and Restated Loan Agreement, dated July 30, 1997, among the Company, as borrower, its subsidiaries and Bank Boston, N.A. as administrative agent, U.S. Trust, as documentation agent, and other financial institutions.

    10.2 First Amendment to the Fourth Amended and Restated Loan Agreement dated August 14, 1997

    10.3 Second Amendment to the Fourth Amended and Restated Loan Agreement, dated October 21, 1997.

    10.4 Employment Agreement dated as of August 27, 1997 between Best,Inc. and Perry Rynders

    11        Computations of Per Share Earnings

    27        Financial Data Schedule

* Filed as exhibits to the Company=s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 19, 1996, and hereby incorporated by reference.

B)  Reports on Form 8-K

    A Form 8-K was filed on September 5, 1997 to report the acquisition of Best, Inc. by the Company, under Item 2 thereof. As permitted by Item 7(a)(4) of Form 8-K , the required financial statements were not filed until November 6, 1997 under cover of Form 8-K/A.




Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period presented.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fine Host Corporation

By: /s/ Cynthia J. Robbins

Cynthia J. Robbins
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: November 7, 1997

                                  EXHIBIT INDEX




Exhibit No.    Description



     1 Purchase Agreement, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation,
              Nationsbanc Montgomery Securities, Inc., Smith Barney, Inc. and Piper Jaffray, Inc., dated as of October 21, 1997.

    *3.1      Restated Certificate of Incorporation

    *3.2      By-Laws

    *4.1      Specimen of Registrant=s Common Stock Certificate

     4.2 Indenture between the Company and The Bank of New York, dated as of October 27, 1997, with respect to $175,000,000 5% Convertible Subordinated Notes due 2004.

     4.3 Registration Rights Agreement, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Nationsbanc Montgomery Securities, Inc., Smith Barney, Inc. and Piper Jaffray, Inc., dated as of October 27, 1997.

    10.1 Fourth Amended and Restated Loan Agreement, dated July 30, 1997, among the Company, as borrower, its subsidiaries and Bank Boston, N.A. as administrative agent, U.S. Trust, as documentation agent, and other financial institutions.

    10.2 First Amendment to the Fourth Amended and Restated Loan Agreement dated August 14, 1997

    10.3 Second Amendment to the Fourth Amended and Restated Loan Agreement, dated October 21, 1997.

    10.4 Employment Agreement dated as of August 27, 1997 between Best,Inc. and Perry Rynders

    11        Computations of Per Share Earnings

    27        Financial Data Schedule



* Filed as exhibits to the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 19, 1996, and hereby incorporated by reference.