Form 10-Q/A
period 1996-06-26
FINE HOST CORP
filed 1998-03-24
CIK 1011584

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

                                 (AMENDMENT NO. 1)


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
          Yes       No   X
              -----    -----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
          Yes       No
              -----    -----

The Registrant had 6,209,100 shares of common stock, $.01 par value, outstanding as of August 9, 1996.

                                  TABLE OF CONTENTS

                            PART I - FINANCIAL INFORMATION


                                                                        Page No.
ITEM 1    -    Financial Statements (unaudited)

          *    Consolidated Balance Sheets (as restated) - June 26,
               1996 and December 27, 1995                                   3

          *    Consolidated Statements of Operations (as restated) -
               Three and Six Months Ended June 26, 1996 and June 28,
               1995                                                         4

          *    Consolidated Statement of Stockholder's Equity (as
               restated) - Six Months Ended June 26, 1996                   5

          *    Consolidated Statements of Cash Flows (as restaed) -
               Six Months Ended June 26, 1996 and June 28, 1995             6

          *    Notes to Financial Statements (as restated)               7 - 15


ITEM 2    -    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      16 - 18



                             PART II - OTHER INFORMATION

ITEM 6    -    Exhibits and Reports on Form 8-K                            19

               Signature                                                   20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       FINE HOST CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                            June 26, 1996       December 27, 1995
                                                            -------------       -----------------
                                                             (unaudited)
               ASSETS                                            (as restated, see Note 10)
Current assets:
 Cash                                                           $    962            $    634
 Accounts receivable                                               8,432               6,782
 Notes receivable                                                    554                 520
 Inventories                                                       2,740               2,099
 Prepaid expenses and other current assets                           653               1,330
                                                                --------            --------
    Total current assets                                          13,341              11,365

Contract rights, net                                              11,935               6,316
Fixtures and equipment, net                                       14,703              13,271
Notes receivable                                                   1,717               1,386
Excess of cost over fair value of net assets acquired, net        17,297              13,591
Other assets                                                       3,574               3,059
                                                                --------            --------
    Total assets                                                $ 62,567            $ 48,988
                                                                ========            ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                          $ 18,877            $ 14,383
 Current portion of long-term debt                                   264               2,981
 Current portion of subordinated debt                              1,208               1,745
                                                                --------            --------
    Total current liabilities                                     20,349              19,109

Deferred income taxes                                              3,453               3,387
Long-term debt                                                     6,276              15,326
Subordinated debt                                                  3,705               8,879
                                                                --------            --------
Total liabilities                                                 33,783              46,701
                                                                --------            --------

Commitments and contingencies

Stock warrants                                                         -               1,380
Stockholders' equity:
 Convertible Preferred Stock, $.01 par value, 1,000,000 shares authorized, 134,171 issued and outstanding at
  December 27, 1995                                                    -                   1
 Common Stock, $.01 par value, 25,000,000 shares authorized,
  2,048,200 and 6,034,600 issued and outstanding at
  December 27, 1995 and June 26, 1996, respectively                   61                  20
 Additional paid-in capital                                       40,305               8,933
 Accumulated deficit                                             (11,393)             (7,858)
 Receivables from stockholders for purchase of Common
  Stock                                                             (189)               (189)
                                                                --------            --------
    Total stockholders' equity                                    28,784                 907
                                                                --------            --------
     Total liabilities and stockholders' equity                 $ 62,567            $ 48,988
                                                                ========            ========


   See accompanying notes to unaudited consolidated financial statements.

                   FINE HOST CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                             Three Months Ended             Six Months Ended
                                           -----------------------       -----------------------
                                                        (as restated, see Note 10)
                                           June 26,       June 28,       June 26,       June 28,
                                             1996           1995           1996           1995
                                           --------       --------       --------       --------
Net sales                                  $26,336        $20,071        $51,266        $43,481
Cost of sales                               23,934         18,385         46,227         39,798
                                           -------        -------        -------        -------
Gross profit                                 2,402          1,686          5,039          3,683
General and administrative expenses          3,402          2,743          6,393          5,236
                                           -------        -------        -------        -------
Loss from operations                        (1,000)        (1,057)        (1,354)        (1,553)
Interest expense, net                          751            683          1,817          1,430
                                           -------        -------        -------        -------
Loss before tax benefit                     (1,751)        (1,740)        (3,171)        (2,983)
Tax benefit                                   (517)          (634)          (936)        (1,087)
                                           -------        -------        -------        -------
Net loss                                    (1,234)        (1,106)        (2,235)        (1,896)
Accretion to redemption value of warrants     (260)            (2)        (1,300)           (74)
                                           -------        -------        -------        -------
Net loss attributable
 to Common Stockholders                    $(1,494)       $(1,108)       $(3,535)       $(1,970)
                                           =======        =======        =======        =======
Loss per share
 of Common Stock                           $  (.63)       $  (.54)       $ (1.60)       $  (.96)
Average number of shares
 of Common Stock outstanding                 2,378          2,048          2,213          2,048


   See accompanying notes to unaudited consolidated financial statements.

                   FINE HOST CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)






                                            Convertible                                         Additional
                                          Preferred Stock                Common Stock             Paid-In      Accumulated
                                       Shares         Amount         Shares         Amount        Capital        Deficit
                                       ------         ------         ------         ------        -------        -------
                                                                                (as restated, see Note 10)
Balance, December 27, 1995            134,171            $ 1      2,048,200            $20        $ 8,933       $ (7,858)
 Stock warrant accretion                                                                                          (1,300)
 Shares issued in connection
   with Sun West acquisition                                         25,900              1            369
 Shares issued in connection
   with initial public offering                                   2,890,218             29         30,513
 Conversion of Preferred Stock       (134,171)            (1)       939,197              9             (8)
 Warrants exercised                                                 123,585              1            608
 Warrants redeemed                                                                                   (200)
 Stock issued to non-employee
  directors                                                           7,500              1             90
 Net loss                                                                                                         (2,235)
                                     --------            ---      ---------            ---        -------       --------
Balance, June 26, 1996                      -            $ -      6,034,600            $61        $40,305       $(11,393)
                                     ========            ===      =========            ===        =======       ========


                                          Receivables
                                             from
                                         Stockholders
                                              for
                                          Purchase of
                                             Common     Stockholders'
                                             Stock         Equity
                                             -----         ------

Balance, December 27, 1995                 $  (189)       $   907
 Stock warrant accretion                                   (1,300)
 Shares issued in connection
   with Sun West acquisition                                  370
 Shares issued in connection
   with initial public offering                            30,542
 Conversion of Preferred Stock                                  -
 Warrants exercised                                           609
 Warrants redeemed                                           (200)
 Stock issued to non-employee
  directors                                                    91
 Net loss                                                  (2,235)
                                           -------        -------
Balance, June 26, 1996                     $  (189)       $28,784
                                           =======        =======


   See accompanying notes to unaudited consolidated financial statements.

                   FINE HOST CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                 (unaudited)


                                                                            Six Months Ended
                                                                       --------------------------
                                                                         June 26,        June 28,
                                                                           1996            1995
                                                                       ----------       ---------
                                                                       (as restated, see Note 10)
Cash flows from operating activities:
Net loss                                                                $ (2,235)       $(1,896)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
 Depreciation and amortization                                             1,510          1,762
   Deferred income tax benefit                                              (936)        (1,087)
 Changes in operating assets and liabilities:
   Accounts receivable                                                       299           (286)
   Inventories                                                              (298)            67
   Prepaid expenses and other current assets                                 473           (823)
   Accounts payable and accrued expenses                                   1,558         (1,045)
   Increase in other assets                                               (1,224)          (906)
                                                                        --------        -------
     Net cash used in operating activities                                  (853)        (4,213)
                                                                        --------        -------

Cash flows from investing activities:
 Direct payments to acquire contracts                                     (3,054)           (36)
 Purchases of fixtures and equipment                                        (734)          (773)
 Sale of fixtures and equipment                                               64              -
 Acquisition of business, net of cash acquired                            (3,215)             -
 Collection of notes receivable                                              435            990
                                                                        --------        -------

     Net cash (used in) provided by investing activities                  (6,504)           181
                                                                        --------        -------

Cash flows provided by financing activities:
 Borrowings under long-term debt agreement                                 6,945          5,806
 Proceeds from issuance of preferred stock
 Proceeds from issuance of common stock                                   30,542          1,500
 Payment of long-term debt                                               (19,870)             -
 Payment of subordinated debt                                             (7,661)          (759)
 Redemption of warrants                                                   (2,880)        (3,053)
 Proceeds from exercise of warrants                                          609              -
                                                                        --------        -------
     Net cash provided by financing activities                             7,685          3,494
                                                                        --------        -------

 Net (decrease) increase in cash                                             328           (538)
 Cash, beginning of period                                                   634          1,532
                                                                        --------        -------
 Cash, end of period                                                    $    962        $   994
                                                                        ========        =======


 Supplemental disclosure of non-cash financing activities:
     A capital lease obligation of $1,159 was incurred in the first quarter of 1996 when the Company entered into a lease agreement for new equipment.

   See accompanying notes to unaudited consolidated financial statements.

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)



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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited financial statements include all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six months ended June 28, 1995 and June 26, 1996. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 25, 1996 included in the Company's Annual Report on Form 10K/A.

     LOSS PER SHARE--Loss per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding during each period unless antidilutive. In calculating loss per share, net loss has been increased for the accretion to the redemption value of warrants by $260, $1,300, $2 and $74 for the three and six months ended June 26, 1996 and June 28, 1995, respectively.

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

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)



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


                                                           SIX MONTHS ENDED
                                                       -----------------------
                                                       JUNE 26,       JUNE 28,
                                                         1996           1995
                                                       --------       --------
     SUMMARY STATEMENT OF INCOME DATA:
     Net sales                                         $55,307        $57,499
     Loss from operations                              $(1,458)       $(1,632)
     Net loss before warrant accretion                 $(2,524)       $(2,257)
     Net loss per share before warrant accretion       $ (1.14)       $ (1.10)
                                                       =======        =======

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consists of the following:

                                                       JUNE 26,     DECEMBER 27,
                                                         1996           1995
                                                       --------     ------------

     Accounts payable                                  $ 5,789        $ 5,765
     Accrued wages and benefits                          4,124          1,607
     Accrued rent to clients                             3,263          2,994
     Accrued other                                       5,701          4,017
                                                       -------        -------
     Total                                             $18,877        $14,383
                                                       =======        =======

4. LONG-TERM DEBT

     Long-term debt consists of the following:
                                                       JUNE 26,     DECEMBER 27,
                                                         1996           1995
                                                       --------     ------------
     Term Loan                                         $     -        $ 9,100
     Working Capital Line                                5,484          6,000
     Guidance Line                                           -          3,207
     Capital Lease Obligation, effective interest
     rate of 5.2%                                        1,056              -
                                                       -------        -------
                                                         6,540         18,307
     Less: current portion                                 264          2,981
                                                       -------        -------
     Total                                             $ 6,276        $15,326
                                                       =======        =======

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)



     The Company's bank agreement was amended and restated on June 19, 1996 in connection with the initial public offering (the "Credit Facility") and provides for (i) a working capital revolving credit line (the "Working Capital Line") for general obligations and letters of credit of the Company, in the maximum amount of $20,000 and (ii) a line of credit to provide for future expansion by the Company (the "Guidance Line") in the maximum amount of $55,000. The maximum borrowing under Credit Facility was $75,000 as of June 19, 1996. The Credit Facility terminates on April 30, 1999.

     The Company's obligations under Credit Facility are collateralized by a pledge of shares of the common stock or other equity interests of the Company's subsidiaries, as well as by certain fixtures and equipment, notes receivable and other assets, as well as the receipt, if any, of certain funds paid to the Company with respect to the termination of client contracts prior to their expiration.

     The Credit Facility contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures and commitments. Additional obligations require maintenance of certain financial ratios, including the ratio of total debt to operating cash flow, operating cash flow to cash interest expense, and minimum net worth and operating cash flow. The Credit Facility also contains prohibitions on the payment of dividends (see Note 9).

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

     On June 19, 1996, the effective date of the initial public offering, the Company sold 2,890,218 shares at a price of $12.00 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain warrants) of approximately $31,100, after deducting the underwriting discount and offering expenses to be paid by the Company. The net proceeds were used to repay obligations under the Company's credit facility in effect prior to the public offering and subordinated notes, as well as the amount required to repurchase certain warrants. In addition, all of the then outstanding Series A Convertible Preferred Stock was converted into 939,197 shares of Common Stock.

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)



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


7. INCOME TAXES

     For the six months ended June 26, 1996, the Company recorded a tax benefit of $936, which was entirely deferred. In addition, the Company had for Federal income tax reporting, an estimated net operating loss carryforward of approximately $6,311 that will expire at various dates through 2011.

8. MAJOR CLIENT

     During the six months ended June 28, 1995 one client represented 14.8% and for the six months ended June 26, 1996 another represented 10.3% of net sales, respectively.

9.  SUBSEQUENT EVENTS

     On July 31, 1996, the Company acquired 100% of the outstanding stock of Ideal Management Services, Inc. ("Ideal"). Ideal provides contract food services to public school districts in New York State. The purchase price was approximately $3,600, consisting of cash, convertible subordinated notes with interest at 7 1/4%, and seven year covenant not to compete. At the option of the note holders, the outstanding principal balance of the notes is convertible into Common Stock at a conversion price of $15 per share.

     In November 1996, the Company acquired 100% of the stock of PCS Holding Corporation (formerly known as HCS Management Corporation) ("PCS"). PCS, through its operating subsidiaries, provides non-patient contract food and other services to hospitals and corporations. The purchase price was approximately $6,000 consisting of cash to the seller plus assumed debt of HCS.

     On December 8, 1996, the Company acquired 100% of the stock of Republic Management Corp. ("Republic"). Republic provides contract food service and vending to various corporations and elementary and secondary schools. The purchase price was approximately $8,600 consisting of cash to the sellers, a subordinated note payable with interest at 8 3/4% to one shareholder plus assumed debt of Republic.

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

     On February 7, 1997, the Company made a second offering, as authorized by the Board of Directors, selling 2,689,000 shares at a price of $23.50 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain options) of approximately $59.1 million, after deducting the underwriting discount and offering

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)



expenses paid by the Company. The net proceeds were used to repay obligations under the Company's credit facility in effect prior to the public offering and the remainder was invested in short term investments in accordance with the Company's investment policy. Assuming this transaction had occurred at the beginning of fiscal year 1996, supplemental pro forma 1996 net loss per share would have been $0.27 and was calculated based upon (i) net loss adjusted for the reduction in interest expense resulting from the application of the net proceeds of the Offering to reduce indebtedness of the Company and (ii) the average number of shares of Common Stock outstanding as adjusted to reflect the sale of the Company of a number of shares in the Offering.

     On July 30, 1997, the Company entered into the Fourth Amended and Restated Loan Agreement (the "Credit Facility"), a $200 million credit facility with Bank Boston, N.A. as administrative agent, US Trust, a Documentation Agent, and certain banks and other financial institutions party thereto. The credit facility provides for (i) a five year working capital revolving credit line for general corporate purposes and letters of credit, in the maximum aggregate amount of $50 million (the "Working Capital Line") and (ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $150 million (the "Guidance Line"). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. Outstanding letters of credit issued under the Working Capital Line cannot exceed $25 million in the aggregate. The Guidance Line is available on a revolving basis until July 30, 2000, to fund the Company's acquisitions and for investments made in connection with facility agreements. At July 30, 2000, all loans outstanding under the Guidance Line will convert to term loans, payable quarterly over a three-year period. Interest on all loans under the Credit Facility are based on, at the Company's option, either a prime rate or a LIBOR rate plus an incremental rate based on a ratio of debt to EBITDA, not to be less than .75% or greater than 1.5%. EBITDA (as defined in the Credit Facility) represents earnings before interest expense, income tax expense, depreciation and amortization.

     The Company's obligations under the Credit Facility are collateralized by a pledge of shares of the common stock or other equity interests of the Company's subsidiaries, as well as by certain fixtures and equipment, accounts receivable and other assets, as well as the receipt, if any, of certain funds paid to the Company with respect to the termination of client contracts prior to their expiration.

     The Credit Facility contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures, acquisitions and investments. In addition, the Credit Facility requires maintenance of (i) certain financial ratios, including ratios of total debt to EBITDA and EBITDA to interest paid and (ii) minimum EBITDA. The Company is currently in default under certain provisions of the Credit Facility and, on December 15, 1997, the Agent notified the Company that it would no longer extend loans to the Company under the Credit Facility. As of February 28, 1998, the Company had no outstanding loans under the Guidance Line or the Working Capital Line but has outstanding obligations in respect of the Standby Letter of Credit issued by BankBoston, N.A., for the benefit of the Maryland Stadium Authority ("MSA") in the amount of $10,000 which letter of credit was issued to secure the Company's obligation to pay MSA up to $20,000 over the term of the Company's Concessions Management Agreement with the Baltimore Ravens Limited Partnership dated August 14, 1997.

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

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)



     On August 27, 1997, the Company acquired 100% of the stock of Best, Inc. ("Best"). Best provides contract food service to approximately 150 healthcare, corrections, business dining and education clients. The purchase price was $26,500, consisting of cash and assumed debt.

     On October 3, 1997, the Company acquired 100% of the stock of Total Food Service Direction, Inc., ("Total"). Total provides contract food service to 35 business dining and educational facilities in Southern Florida. The purchase price was approximately $4,900 consisting of cash and subordinated promissory notes to the seller.

     On October 27, 1997, the Company issued $175.0 million of 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") in a private placement under Rule 144A of the Securities Act of 1933. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding bank debt. The remaining proceeds were invested in short-term investments in accordance with the Company's investment policy.

     On December 12, 1997, the Company announced that the Audit Committee of its Board of Directors had instructed the commencement of an inquiry into certain accounting practices, including the capitalization of certain expenses, and that the Audit Committee determined on December 12, 1997, based upon their preliminary inquiry, that certain expenses incurred during 1997 were incorrectly capitalized rather than expensed in the period in which they were incurred. The Company stated that it believed the amounts would be material and that earnings for each of the first three quarters of 1997 would need to be restated.

     On December 15, 1997, the Company announced that preliminary indications were that the accounting problems were not limited to the incorrect capitalization of expenses and that periods prior to 1997 would also need to be restated. The Company also stated that the outside directors of the Company's Board of Directors (the "Outside Directors") had terminated the employment of Richard E. Kerley, Chairman of the Board and Chief Executive Officer and Nelson
A. Barber, Senior Vice President and Treasurer.

     On December 16, 1997, the Company retained a crisis management firm and counsel to the Outside Directors retained an independent accounting firm to conduct a forensic review of the of the Company's accounting practices. On December 18, 1997, Neal F. Finnegan resigned as a director of the Company. On December 19, 1997, the Board of Directors held a special meeting and appointed a Special Committee (the "Special Committee") comprised of the Outside Directors.

     The Nasdaq Stock Market ("Nasdaq") suspended trading in shares of the Company's common stock on December 12, 1997. In early 1998, Nasdaq commenced a proceeding to delist the common stock from trading. The Company promptly appealed Nasdaq's determination, resulting in a stay of the proceeding pending a hearing held on February 5, 1998. On March 3, 1998, trading in the Company's common stock recommenced.

     Counsel to the Special Committee met with representatives of the Securities and Exchange Commission (the "SEC") on January 12, 1998, at which time the SEC indicated it was pursuing an informal investigation. In February 1998, the SEC issued a formal order of investigation.

     On January 21, 1997, Mr. Kerley resigned as a director of the Company.

     Between December 15, 1997 and February 28, 1998, thirteen purported class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain of its officers and/or directors. On or about January 30, 1998, the Company was named as a defendant in an action arising out of the issuance and sale in October

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)



1997 of $175 million in the aggregate principal amount of the Company's 5% Convertible Subordinated Notes due 2004. The plaintiffs allegedly purchased Convertible Notes in the aggregate principal amount of $7.5 million. The complaint alleges, among other things, that the Offering Memorandum prepared by the Company in connection with the offering contained materially false information. The complaint asserts various claims against the Company, including claims alleging violations of Section 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. The relief sought by plaintiffs includes damages, including the alleged difference in the value of the Convertible Notes when purchased and their actual value, or alternatively rescission of their purchase of the Convertible Notes, plus interest, costs and disbursements, and attorneys' fees. The Company is currently reviewing these complaints. The Company is currently unable to determine the potential affect of these lawsuits on its financial condition, results of operations, or cash flows.

     In connection with the Company's private offering of the Convertible Notes, the Company had agreed to file a shelf Registration Statement, which would cause the Convertible Notes to be freely tradable. As a result of the need to restate the financial statements, the Company has been unable to file the shelf Registration Statement and, therefore, is obligated to pay liquidated damages on the Convertible Notes, from January 25, 1998, in the amount of $. 05 per week per thousand dollar principal amount, subject to increase every quarter up to a maximum amount of approximately 1.3% per annum.

     In connection with the inquiry and restatement described above, the Company expects to incur costs of approximately $10 million to cover (i) the write-off of deferred debt costs in connection with the Credit Facility which is no longer available to the Company (see Note 4), (ii) the costs of legal, accounting and crisis management fees, and (iii) the cost of rescinding the 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters. Such costs are to be incurred in the fourth quarter of 1997 and throughout 1998.

     The Company announced on February 11, 1998 that it had engaged Price Waterhouse LLP as its independent auditor for the fiscal year ended December 31, 1997. Price Waterhouse replaced Deloitte & Touche LLP, who had served as the Company's independent auditors since 1985.


10.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's June 26, 1996 Consolidated Financial Statements, the Company's management determined that (i) certain overhead expenses had been improperly capitalized; (ii) insufficient reserves and accruals had been recorded, including inappropriate purchase accounting reserves; (iii) certain non-performing assets had not been written-off; (iv) improper revenue recognition had been used in regards to certain contracts and agreements; and (v) adjustments for the settlement of certain terminated contracts were not recorded.

     As a result, the Company's financial statements as of June 26, 1996 and December 24, 1995 and for the three months and six months ended June 26, 1996 and June 28, 1995 have been restated from the amounts previously reported to (i) reflect certain items previously improperly capitalized as period costs; (ii) adjust previously recorded reserves and accruals for certain items; (iii) write-off certain non-performing assets; (iv) properly recognize revenue related to certain contracts and agreements; and (v) record adjustments for the settlement of certain terminated contracts.

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)



     The summary of the significant effects of the restatement is as follows:


                                                                           THREE MONTHS ENDED
                                                         ------------------------------------------------------
                                                              JUNE 26, 1996                 JUNE 28, 1995
                                                              -------------                 -------------
                                                             AS                            AS
                                                         PREVIOUSLY         AS         PREVIOUSLY         AS
                                                          REPORTED       RESTATED       REPORTED       RESTATED
                                                          --------       --------       --------       --------
Net Sales                                                 $25,804        $26,336        $20,090        $20,071
Cost of Sales                                              23,390         23,934         18,422         18,385
Gross Profit                                                2,414          2,402          1,668          1,686
General and administrative expenses                         1,241          3,402            923          2,743
Income/(loss) from operations                               1,173        (`1,000)           745         (1,057)
Interest expense, net                                         755            751            633            683
Income/(loss) before tax provision (benefit)                  418         (1,751)           112         (1,740)
Tax provision/(benefit)                                       167           (517)            38           (634)
Net income/(loss)                                             251         (1,234)            74         (1,106)
Net income/(loss) available to common stockholders             (9)        (1,494)            72         (1,108)
Income/(loss) per share of common stock                        --           (.63)           .02           (.54)


                                                                            SIX MONTHS ENDED
                                                         ------------------------------------------------------
                                                              JUNE 26, 1996                 JUNE 28, 1995
                                                              -------------                 -------------
                                                             AS                            AS
                                                         PREVIOUSLY         AS         PREVIOUSLY         AS
                                                          REPORTED       RESTATED       REPORTED       RESTATED
                                                          --------       --------       --------       --------
Net Sales                                                 $49,964        $51,266        $43,519        $43,481
Cost of Sales                                              45,020         46,227         39,717         39,798
Gross Profit                                                4,944          5,039          3,802          3,683
General and administrative expenses                         2,577          6,393          2,013          5,236
Income/(loss) from operations                               2,367         (1,354)         1,789         (1,553)
Interest expense, net                                       1,522          1,817          1,329          1,430
Income/(loss) before tax provision (benefit)                  845         (3,171)           460         (2,983)
Tax provision/(benefit)                                       336           (936)           178         (1,087)
Net income/(loss)                                             509         (2,235)           282         (1,896)
Net income/(loss) available to common stockholders           (791)        (3,535)           208         (1,970)
Income/(loss) per share of common stock                      (.22)         (1.60)           .07           (.96)


                   FINE HOST CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                  (UNAUDITED AND AS RESTATED, SEE NOTE 10)


                                                          AS OF JUNE 26, 1996           AS OF DECEMBER 27, 1995
                                                          -------------------           -----------------------
                                                              AS                            AS
                                                          PREVIOUSLY        AS          PREVIOUSLY        AS
                                                          REPORTED       RESTATED       REPORTED       RESTATED
                                                          --------       --------       --------       --------

Cash and equivalents                                      $   812       $    962        $   634        $   634
Accounts receivable                                         9,624          8,432          7,548          6,782
Notes receivable                                              554            554            520            520
Inventories                                                 2,631          2,740          2,099          2,099
Prepaid expenses and other current assets                   1,580            653          1,893          1,330
Total current assets                                       15,201         13,341         12,694         11,365
Contract rights, net                                       18,349         11,935         12,866          6,316
Fixtures and equipment, net                                17,366         14,703         15,829         13,271
Notes receivable                                            1,723          1,717          1,391          1,386
Excess of cost over fair value of net assets acquired,
 net                                                       17,250         17,297         13,406         13,591
Other assets                                                6,427          3,575          4,395          3,059
Total assets                                               76,316         62,567         60,581         48,988

Accounts payable and accrued expenses                      16,096         18,877         12,467         14,383
Current portion of long-term debt                               -            264          2,981          2,981
Current portion of subordinated debt                        1,208          1,208          1,745          1,745
Total current liabilities                                  17,304         20,349         17,193         19,109
Deferred income taxes                                       7,820          3,453          6,421          3,387
Long-term debt                                              5,484          6,276         15,326         15,326
Subordinated debt                                           3,705          3,705          8,879          8,879
Total liabilities                                          34,313         33,783         47,819         46,701
Stock warrants                                                  -              -          1,380          1,380
Additional paid-in capital                                 40,305         40,305          8,933          8,933
Retained earnings (accumulated deficit)                     1,826        (11,393)         2,617         (7,858)
Total stockholders' equity                                 42,003         28,784         11,382            907
Total liabilities and stockholders' equity                 76,316         62,567         60,581         48,988


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

     The matters discussed in this Form 10-Q contain forward looking statements that involve risks and uncertainties including risks associated with the food service industry and other risks detailed from time to time in the Company's filing with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:


                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 26,  JUNE 28,    JUNE 26, JUNE 28,
                                          1996      1995        1996     1995
                                        --------  --------    -------- --------
Net sales                                100.0%    100.0%       100.0%   100.0%
Cost of sales                             90.9      91.6         90.2     91.5
                                         -----     -----        -----    -----
Gross profit                               9.1       8.4          9.8      8.5
General and administrative expenses       12.9      13.7         12.5     12.0
                                         -----     -----        -----    -----
Loss from operations                      (3.8)     (5.3)        (2.7)    (3.5)
Interest expense, net                      2.9       3.4          3.5      3.3
                                         -----     -----        -----    -----
Loss before tax benefit                   (6.7)     (8.7)        (6.2)    (6.8)
Tax benefit                               (2.0)     (3.2)        (1.8)    (2.5)
                                         -----     -----        -----    -----
Net loss                                  (4.7)%    (5.5)%       (4.4)%  (4.3)%
                                         -----     -----        -----    -----
                                         -----     -----        -----    -----



     The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:


                                           THREE MONTHS ENDED                                 SIX MONTHS ENDED
                         --------------------------------------------------  --------------------------------------------------
                                  JUNE 26,                  JUNE 28,                 JUNE 26,                   JUNE 28,
                                    1996                      1995                     1996                       1995
                         -----------------------    -----------------------  -----------------------    -----------------------
Recreation and Leisure   $ 7,552           28.7%    $ 8,603           42.9%  $14,430           28.1%    $18,145           41.8%
Convention Centers         9,084           34.5       8,210           40.9    21,709           42.3      17,839           41.0
Education                  5,049           19.2       1,285            6.4     8,117           15.8       3,138            7.2
Corporate Dining           2,139            8.1       1,973            9.8     4,498            8.8       4,359           10.0
Other                      2,512            9.5           -              -     2,512            5.0           -              -
                         -------          -----     -------          -----   -------          -----     -------          -----
Total                    $26,336          100.0%    $20,071          100.0%  $51,266          100.0%    $43,481          100.0%
                         =======          =====     =======          =====   =======          =====     =======          =====


THREE MONTHS ENDED JUNE 26, 1996 COMPARED TO THREE MONTHS ENDED JUNE 28, 1995

     NET SALES. The Company's net sales increased 31%, from $20.1 million for the three months ended June 28, 1995 to $26.3 million for the three months ended June 26, 1996. Net sales increased in all market areas, except Recreation and Leisure. Recreation and Leisure net sales decreased 12%, primarily because of a decrease in attendance at the Florida Marlins major league baseball games and the decision by a private tenant of one of the Company's clients to build a new facility and self-operate its food service. Net sales from Convention Centers increased 10.6% primarily as a result of increased sales from existing contracts and the impact of new contracts. Net sales in Education and Corporate Dining increased 120%, primarily as a result of the impact of the acquisition of Northwest in July 1995 and Sun West in March 1996.

     GROSS PROFIT. Gross profit as a percentage of net sales increased to 9.1% for the three months ended June 26, 1996 from the 8.4% achieved for the comparable 1995 period. The increase was primarily from purchasing efficiencies realized from an expanded base of business.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $2.7 million (or 13.7% of net sales) for the three months ended June 28, 1995 to $3.4 million (or 12.9% of net sales) for the three months ended June 26, 1996. The increase was attributable primarily to the continued investment in regional staff, accounting personnel and training to support the Company's growing base of business. In addition, there were significant expenses relating to the performance of duplicate functions by personnel at Northwest and Sun West. A portion of these costs were eliminated at the end of 1996 and throughout 1997, with the remainder expected to be eliminated in the first half of 1998.

     OPERATING LOSS. Operating loss decreased 5%, from $1.1 million for the three months ended June 28, 1995 to $1.0 million for the three months ended June 26, 1996, primarily as a result of the increase in gross profit.

     INTEREST EXPENSE. Interest expense increased approximately $68,000 for the three months ended June 26, 1996, due primarily to increased debt levels incurred to finance investments in both new accounts and acquisitions.


SIX MONTHS ENDED JUNE 26, 1996 COMPARED TO SIX MONTHS ENDED JUNE 28, 1995

     NET SALES. The Company's net sales increased 17.8%, from $43.5 million for the six months ended June 28, 1995 to $51.3 million for the six months ended June 26, 1996. Net sales increased in all market areas, except Recreation and Leisure. Recreation and Leisure net sales decreased 20%, primarily for the reasons mentioned above. Net sales from Convention Centers increased 22% primarily as a result of increased sales from existing contracts and the impact of new contracts. Net sales in Education and Corporate Dining increased 68%, resulting from the impact of the acquisition of Northwest in July 1995 and Sun West in March 1996.

     GROSS PROFIT. Gross profit as a percentage of net sales increased to 9.8% for the six months ended June 26, 1996 from the 8.5% achieved for the comparable 1995 period. The increase was primarily from purchasing efficiencies realized from an expanded base of business.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $5.2 million (or 12% of net sales) for the six months ended June 28, 1995 to $6.4 million (or 12.5% of net sales) for the six months ended June 26, 1996. The increase was attributable primarily to the continued investment in regional staff, accounting personnel and training to support the Company's growing base of business. In addition, there were significant expenses relating to the performance of duplicate functions by personnel at Northwest and Sun West. A portion of these costs were eliminated at the end of 1996 and throughout 1997, with the remainder expected to be eliminated in the first half of 1998.

     OPERATING LOSS. Operating loss decreased 13% from $1.6 million for the six months ended June 28, 1995 to $1.4 million for the six months ended June 26, 1996, primarily as a result of the increase in gross profit.

     INTEREST EXPENSE. Interest expense increased approximately $387,000 for the six months ended June 26, 1996, due primarily to increased debt levels incurred to finance investments in both new accounts and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its capital requirements from a combination of debt and equity financing.

     EBITDA was $340,000 and $251,000 for the six months ended June 26, 1996 and June 28, 1995, respectively. EBITDA represents earnings before interest expense, income tax expense and depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP or as a measure of the Company's profitability or liquidity.

     Cash flows used in investing activities was approximately $6.5 million for the six months ended June 26, 1996, versus net cash provided by investing activities of $181,000 for the six months ended June 28, 1995. In fiscal 1996, $3.2 million was used in connection with the Sun West acquisition and $3.8 million was used for contract investments, including $700,000 for additions to fixed assets.

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

     In connection with the Company's offering, the Company's credit facility was amended and restated on June 19, 1996 ( the "Credit Facility"). The Credit Facility provides for (i) a working capital revolving credit line for general obligations and letters of credit, in the maximum aggregate amount of $20.0 million and (ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $55.0 million. The maximum aggregate allowable borrowings under the Credit Facility is $75.0 million. The Credit Facility terminates on April 30, 1999.

     As of June 26, 1996, the Company believed that the proceeds of the offering, internally generated funds and amounts available under the Credit Facility were sufficient to satisfy the Company's then anticipated capital requirements.

     At December 27, 1995 and June 26, 1996 the Company's current liabilities exceeded its current assets, resulting in a working capital deficit of $7.7 million and $7.0 million, respectively.

     On July 16, 1996, the Company signed a non-binding Letter of Intent to purchase all of the issued and outstanding common stock of a contract food service provider operating primarily at Education facilities. The estimated annual revenues are $12.0 million. The proposed purchase price is estimated to be $3.5 million consisting of both cash and common stock of the Company.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   Exhibits:

     11   Computations of Per Share Loss

     27   Financial Data Schedule

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fine Host Corporation

By:  /s/ Catherine B. James
   ---------------------------------------------------------
Catherine B. James
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)


Date:  March 24, 1998

                                    EXHIBIT INDEX


     EXHIBIT NO.                   DESCRIPTION
     -----------                   -----------
         11                        Computations of Per Share Loss

         27                        Financial Data Schedule