Form 10-Q/A
period 1996-09-25
FINE HOST CORP
filed 1998-03-24
CIK 1011584

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
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

                                  TABLE OF CONTENTS

                            PART I - FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

ITEM 1    -    Financial Statements (unaudited)

          *    Consolidated Balance Sheets (as restated) -
               September 25, 1996 and December 27, 1995                     3

          *    Consolidated Statements of Operations (as restated) -
               Three and Nine Months Ended September 25, 1996 and
               September 27, 1995                                           4

          *    Consolidated Statement of Stockholders' Equity (as
               restated) - Nine Months Ended September 25, 1996             5

          *    Consolidated Statements of Cash Flows (as restated) -
               Nine Months Ended September 25, 1996 and September 27,
               1995                                                         6

          *    Notes to Consolidated Financial Statements (as
               restated)                                                  7 - 15


ITEM 2    -    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       16 - 19



                             PART II - OTHER INFORMATION

ITEM 6    -    Exhibits and Reports on Form 8-K                            20

               Signature                                                   21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       FINE HOST CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                              September 25, 1996    December 27, 1995
                                                              ------------------    -----------------
                                                                  (unaudited)
                    ASSETS                                          (as restated, see Note 10)
Current assets:
 Cash                                                              $  3,900             $   634
 Accounts receivable                                                 12,611               6,782
 Notes receivable                                                       568                 520
 Inventories                                                          3,135               2,099
 Prepaid expenses and other current assets                            1,636               1,330
                                                                   --------             -------
    Total current assets                                             21,850              11,365

Contract rights, net                                                 11,964               6,316
Fixtures and equipment, net                                          15,464              13,271
Notes receivable                                                      1,609               1,386
Excess of cost over fair value of net assets acquired, net           19,547              13,591
Other assets                                                          4,489               3,059
                                                                   --------             -------
    Total assets                                                   $ 74,923             $48,988
                                                                   ========             =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                               21,346              14,383
 Current portion of long-term debt                                      862               2,981
 Current portion of subordinated debt                                 1,532               1,745
                                                                   --------             -------
    Total current liabilities                                        23,740              19,109

Deferred income taxes                                                 3,293               3,387
Long-term debt                                                       13,548              15,326
Subordinated debt                                                     4,438               8,879
                                                                   --------             -------
    Total liabilities                                                45,019              46,701
                                                                   --------             -------


Stock warrants                                                            -               1,380
Stockholders' equity:
 Convertible Preferred Stock, $.01 par value, 1,000,000 shares authorized, 134,171 issued and outstanding at
  December 27, 1995                                                       -                   1
 Common Stock, $.01 par value, 25,000,000 shares authorized,
  6,212,016 and 2,048,200 issued and outstanding at
  September 25, 1996 and December 27, 1995, respectively                 62                  20
 Additional paid-in capital                                          41,778               8,933
 Accumulated deficit                                                (11,747)             (7,858)
 Receivables from stockholders for purchase of Common Stock            (189)               (189)
                                                                   --------             -------
    Total stockholders' equity                                       29,904                 907
                                                                   --------             -------
     Total liabilities and stockholders' equity                    $ 74,923             $48,988
                                                                   ========             =======


   See accompanying notes to unaudited consolidated financial statements.

                   FINE HOST CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                       Three Months Ended             Nine Months Ended
                                                   ----------------------------  ----------------------------
                                                                   (as restated, see Note 10)
                                                   September 25,  September 27,  September 25,  September 27,
                                                       1996           1995           1996           1995
                                                   -------------  -------------  -------------  -------------
Net sales                                            $37,730        $26,320        $88,996        $69,801
Cost of sales                                         33,239         22,975         79,466         62,773
                                                     -------        -------        -------        -------
 Gross profit                                          4,491          3,345          9,530          7,028
General and administrative expenses                    4,501          3,248         10,894          8,484
                                                     -------        -------        -------        -------
 Income (loss) from operations                           (10)            97         (1,364)        (1,456)
Interest expense, net                                    492            691          2,309          2,120
                                                     -------        -------        -------        -------
 Loss before tax benefit                                (502)          (594)        (3,673)        (3,576)
Tax benefit                                             (148)          (217)        (1,084)        (1,304)
                                                     -------        -------        -------        -------
 Net loss                                               (354)          (377)        (2,589)        (2,272)
Accretion to redemption value of warrants                  -           (212)        (1,300)          (286)
                                                     -------        -------        -------        -------
 Net loss attributable
 to Common Stockholders                              $  (354)       $  (589)       $(3,889)       $(2,558)
                                                     =======        =======        =======        =======

Loss per share
 of Common Stock                                     $  (.06)       $  (.29)       $ (1.10)       $ (1.25)
                                                     =======        =======        =======        =======
Average number of shares
 of Common Stock outstanding                           6,165          2,048          3,523          2,048
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

                   FINE HOST CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                                  Convertible                                         Additional
                                                Preferred Stock               Common Stock             Paid-In      Accumulated
                                            Shares           Amount     Shares            Amount       Capital        Deficit
                                            ------           ------     ------            ------       -------        -------
                                                                      (as restated, see Note 10)
Balance, December 27, 1995                 134,171            $ 1      2,048,200            $20        $ 8,933       $ (7,858)
 Stock warrant accretion                                                                                               (1,300)
 Shares issued in connection
   with Sun West acquisition                                              25,900              1            369
 Shares issued in connection
   with initial public offering                                        2,890,218             29         30,513
 Conversion of Preferred Stock            (134,171)            (1)       939,197              9             (8)
 Warrants exercised                                                      123,585              1            608
 Warrants redeemed                                                                                        (200)
 Shares issued upon exercise
   of over allotment option                                              174,500              1          1,454
 Options exercised                                                         2,916              -             19
 Stock issued to non-employee
   directors                                                               7,500              1             90
 Net loss                                                                                                              (2,589)
                                         ---------            ---      ---------            ---        -------       --------

Balance, September 25, 1996                      -            $ -      6,212,016            $62        $41,778       $(11,747)
                                         =========            ===      =========            ===        =======       ========


                                             Receivables
                                                from
                                             Stockholders
                                                 for
                                             Purchase of
                                                Common     Stockholders'
                                                Stock         Equity
                                                -----         ------

Balance, December 27, 1995                      $(189)       $   907
 Stock warrant accretion                                      (1,300)
 Shares issued in connection
   with Sun West acquisition                                     370
 Shares issued in connection
   with initial public offering                               30,542
 Conversion of Preferred Stock                                     -
 Warrants exercised                                              609
 Warrants redeemed                                              (200)
 Shares issued upon exercise
   of over allotment option                                    1,455
 Options exercised                                                19
 Stock issued to non-employee
   directors                                                      91
 Net loss                                                     (2,589)
                                                -----        -------

Balance, September 25, 1996                     $(189)       $29,904
                                                =====        =======


   See accompanying notes to unaudited consolidated financial statements.

                   FINE HOST CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                 (unaudited)


                                                                            Nine Months Ended
                                                                      -----------------------------
                                                                      September 25,   September 27,
                                                                           1996           1995
                                                                      -------------   -------------
                                                                       (as restated, see Note 10)
Cash flows from operating activities:
Net income                                                              $ (2,589)       $(2,272)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
 Depreciation and amortization                                             2,387          2,429
 Deferred income tax benefit                                              (1,084)        (1,303)
 Changes in operating assets and liabilities:
   Accounts receivable                                                    (3,787)           (47)
   Inventories                                                              (666)            83
   Prepaid expenses and other current assets                              (1,195)          (662)
   Accounts payable and accrued expenses                                   2,901            605
   Increase in other assets                                                 (740)          (569)
                                                                        --------        -------
     Net cash used in operating activities                                (4,773)        (1,736)
                                                                        --------        -------

 Cash flows from investing activities:
   Direct payments to acquire contracts                                   (3,951)          (149)
   Purchases of fixtures and equipment                                    (2,771)        (2,151)
   Sale of fixtures and equipment                                             64              -
   Acquisition of business, net of cash acquired                          (5,169)        (1,899)
   Collection of notes receivable                                            533          2,026
                                                                        --------        -------
 Net cash used in investing activities                                  $(11,294)       $(2,173)
                                                                        ========        =======

 Cash flows from financing activities:
   Borrowings under long-term debt agreement                              14,367          8,284
   Proceeds from issuance of preferred stock                                   -          1,500
   Proceeds from issuance of common stock                                 32,016              -
   Payment of long-term debt                                             (19,422)        (1,674)
   Payment of subordinated debt                                           (8,037)        (3,276)
   Redemption of warrants                                                   (200)             -
   Proceeds from exercise of warrants                                        609              -
                                                                        --------        -------
 Net cash provided by financing activities                                19,333          4,834
                                                                        --------        -------

 Net increase in cash                                                      3,266            924
 Cash, beginning of period                                                   634          1,532
                                                                        --------        -------
 Cash, end of period                                                       3,900          2,456
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

     LOSS PER SHARE--Loss per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding during each period, unless antidilutive. In calculating loss per share, net loss has been increased for the accretion to the redemption value of warrants by $1,300 for the six months ended September 25, 1996 and $212 and $286 for the three and six months ended June 27, 1995, respectively.

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

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)


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


                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 25,   SEPTEMBER 27,
                                                       1996            1995
                                                   -------------   -------------

     SUMMARY STATEMENT OF INCOME DATA:
     Net sales                                        $97,451         $92,317
     Loss from operations                              (1,513)         (1,740)
     Net Loss                                          (2,966)         (3,118)
     Net Loss per share before warrant accretion      $  (.84)        $ (1.52)
                                                      =======         =======

     This pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:
                                                    SEPTEMBER 25,   DECEMBER 27,
                                                        1996            1995
                                                    -------------   ------------
     Accounts payable                                  $ 8,266        $ 5,765
     Accrued wages and benefits                          3,961          1,607
     Accrued rent to clients                             4,013          2,994
     Accrued other                                       5,106          4,017
                                                       -------        -------
     Total                                             $21,346        $14,383
                                                       =======        =======

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)




4. LONG-TERM DEBT

     Long-term debt consists of the following:
                                                    SEPTEMBER 25,   DECEMBER 27,
                                                        1996           1995
                                                    -------------   ------------
     Term Loan                                         $    --        $ 9,100
     Working Capital Line                               10,417          6,000
     Guidance Line                                       2,989          3,207
     Capital Lease Obligation, effective interest
     rate of 5.2%                                        1,004              -
                                                       -------        -------
                                                        14,410         18,307
     Less: current portion                                 862          2,981
                                                       -------        -------
     Total                                             $13,548        $15,326
                                                       =======        =======

     The Company's bank agreement was amended and restated on June 19, 1996 in connection with the initial public offering (the "Credit Facility") and provides for (i) a working capital revolving credit line (the "Working Capital Line") for general obligations and letters of credit of the Company, in the maximum amount of $20,000 and (ii) a line of credit to provide for future expansion by the Company (the "Guidance Line") in the maximum amount of $55,000. The maximum borrowing under the Credit Facility was $75,000 as of June 19, 1996. The Credit Facility terminates on April 30, 1999.

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

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)


     In July 1995, as part of the purchase price of Northwest (see Note 2), the Company issued a $1,350 note to the seller at 6% interest per annum payable in six equal annual installments. The note was discounted to present value using a market rate of 12.5% and had a balance at September 25, 1996 of $1,197 of which $967 was classified as long-term.

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


7. INCOME TAXES

     For the nine months ended September 25, 1996, the Company recorded a tax benefit of $1,084, which was entirely deferred. In addition, the Company had, for Federal income tax reporting, an estimated net operating loss carry forward of approximately $6,664 that expires at various dates through 2011.


8.  MAJOR CLIENT

     During the nine months ended September 25, 1996 one client represented 9.6% of net sales and for the nine months ended September 27, 1995 another client represented 15.4% of net sales, respectively.

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

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)


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

     The Credit Facility contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures, acquisitions and investments. In addition, the Credit Facility requires maintenance of (i) certain financial ratios, including ratios of total debt to EBITDA and EBITDA to interest paid and (ii) minimum EBITDA. The Company is currently in default under certain provisions of the Credit Facility and, on December 15, 1997, the Agent notified the Company that it would no longer extend loans to the Company under the Credit Facility. As of February 28, 1998, the Company had no outstanding loans under the Guidance Line or the Working Capital Line but has outstanding obligations in respect of the Standby Letter of Credit issued by BankBoston, N.A.; or the benefit of the Maryland Stadium Authority ("MSA") in the amount of $10,000 which letter of credit was issued to secure the Company's obligation to pay

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)


MSA up to $20,000 over the term of the Company's Concessions Management Agreement with the Baltimore Ravens Limited Partnership dated August 14, 1997.

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

     On October 3, 1997, the Company acquired 100% of the stock of Total Food Service Direction, Inc. ("Total"). Total provides contract food services to 35 business dining and educational facilities in southern Florida. The purchase price was approximately $4,900, consisting of cash and subordinated promissory notes to the sellers.

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

     The Nasdaq Stock Market ("Nasdaq") suspended trading in shares of the Company's common stock on December 12, 1997. In early 1998, Nasdaq commenced a proceeding to delist the common stock from trading. The Company promptly appealed Nasdaq's determination, resulting in a stay of the proceeding pending a hearing held on February 5, 1998. On March 3, 1998 trading in the Company's common stock recommenced.

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)


     Counsel to the Special Committee met with representatives of the Securities and Exchange Commission (the "SEC") on January 12, 1998, at which time the SEC indicated it was pursuing an informal investigation. In February 1998, the SEC issued a formal order of investigation.

     On January 21, 1997, Mr. Kerley resigned as a director of the Company.

     Between December 15, 1997 and February 28, 1998, thirteen purported class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain of its officers and/or directors. On or about January 30, 1998, the Company was named as a defendant in an action arising out of the issuance and sale in October 1997 of $175 million in the aggregate principal amount of the Company's 5% Convertible Subordinated Notes due 2004. The plaintiffs allegedly purchased Convertible Notes in the aggregate principal amount of $7.5 million. The complaint alleges, among other things, that the Offering Memorandum prepared by the Company in connection with the offering contained materially false information. The complaint asserts various claims against the Company, including claims alleging violations of Section 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. The relief sought by plaintiffs includes damages, including the alleged difference in the value of the Notes when purchased and their actual value, or alternatively rescission of their purchase of the Convertible Notes, plus interest, costs and disbursements, and attorneys' fees. The Company is currently reviewing these complaints. The Company is currently unable to determine the potential affect of these lawsuits on its financial condition, results of operations, or cash flows.

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


10.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's September 25, 1996 Consolidated Financial Statements, the Company's management determined that (i) certain overhead expenses had been improperly capitalized; (ii) insufficient reserves and accruals had been recorded, including inappropriate purchase accounting reserves; (iii) certain non-performing assets had not been written-off; (iv) improper revenue recognition had been used in regards to certain contracts and agreements; and (v) adjustments for the settlement of certain terminated contracts were not recorded.

                       FINE HOST CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                      (UNAUDITED AND AS RESTATED, SEE NOTE 10)


     As a result, the Company's financial statements as of September 25, 1996 and December 27, 1995 and for the three and nine months ended September 25,1996 and September 27, 1995 have been restated from the amounts previously reported to (i) reflect certain items previously improperly capitalized as period costs;
(ii) adjust previously recorded reserves and accruals for certain items; (iii) write off certain non-performing assets; (iv) properly recognize revenue related to certain contracts and agreements; and (v) record adjustments for the settlement of certain terminated contracts.

     The summary of the significant effects of the restatement is as follows:



                                                    FOR THE THREE MONTHS ENDED
                                                    --------------------------
                                        SEPTEMBER 25, 1996            SEPTEMBER 27, 1995
                                     ------------------------      ------------------------
                                         AS                            AS
                                     PREVIOUSLY         AS         PREVIOUSLY         AS
                                      REPORTED       RESTATED       REPORTED       RESTATED
                                      --------       --------       --------       --------
Net Sales                             $37,272        $37,730        $26,340        $26,320
Cost of sales                          32,766         33,239         23,002         22,975
Gross profit                            4,506          4,491          3,338          3,345
General and admin. expenses             1,467          4,501            870          3,248
Income/(loss) from operations           3,039            (10)         2,468             97
Interest expense, net                     496            492            642            691
Income/(loss) before tax provision      2,543           (502)         1,826           (594)
Tax provision/(benefit)                 1,144           (148)           781           (217)
Net income/(loss)                       1,399           (354)         1,045           (377)
Income/(loss) per share of
  common stock                            .22           (.06)           .26           (.29)


                                                    FOR THE NINE MONTHS ENDED
                                                    -------------------------
                                       SEPTEMBER 25, 1996            SEPTEMBER 27, 1995
                                   --------------------------    --------------------------
                                   AS PREVIOUSLY        AS       AS PREVIOUSLY        AS
                                      REPORTED       RESTATED       REPORTED       RESTATED
                                      --------       --------       --------       --------
Net Sales                             $87,236        $88,996        $69,859        $69,801
Cost of sales                          77,786         79,466         62,719         62,773
Gross profit                            9,450          9,530          7,140          7,028
General and admin. expenses             4,044         10,894          2,883          8,484
Income/(loss) from operations           5,406         (1,364)         4,257         (1,456)
Interest expense, net                   2,018          2,309          1,971          2,120
Income/(loss) before tax provision      3,388         (3,673)         2,286         (3,576)
Tax provision/(benefit)                 1,480         (1,084)           959         (1,304)
Net income/(loss)                       1,908         (2,589)         1,327         (2,272)
Income/(loss) per share of
  common stock                            .14          (1.10)           .31          (1.25)


                   FINE HOST CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                  (UNAUDITED AND AS RESTATED, SEE NOTE 10)


                                              AS OF SEPTEMBER 25, 1996      AS OF DECEMBER 27, 1995
                                             --------------------------    --------------------------
                                             AS PREVIOUSLY        AS       AS PREVIOUSLY        AS
                                                REPORTED       RESTATED       REPORTED       RESTATED
                                                --------       --------       --------       --------
Cash and Cash Equivalents                      $  3,871       $  3,900        $   634         $  634
Accounts receivable                              13,970         12,611          7,548          6,782
Notes receivable                                    568            568            520            520
Inventories                                       3,018          3,135          2,099          2,099
Prepaid expenses and other
  current assets                                  2,792          1,636          1,893          1,330
Total current assets                             24,219         21,850         12,694         11,365
Contract rights, net                             18,867         11,964         12,866          6,316
Fixtures and equipment, net                      18,230         15,464         15,829         13,271
Notes receivable                                  1,596          1,609          1,391          1,386
Excess of cost over fair value of
  net assets acquired, net                       20,801         19,547         13,406         13,591
Other assets                                      8,223          4,489          4,395          3,059
Total assets                                     91,936         74,923         60,581         48,988

Accounts payable and accrued expenses            18,732         21,346         12,467         14,383
Current portion of long-term debt                   598            862          2,981          2,981
Current portion of subordinated debt              1,532          1,532          1,745          1,745
Total current liabilities                        20,862         23,740         17,193         19,109
Deferred income taxes                             8,952          3,293          6,421          3,387
Long-term debt                                   12,808         13,548         15,326         15,326
Subordinated debt                                 4,438          4,438          8,879          8,879
Total liabilities                                47,060         45,019         47,819         46,701
Stock Warrants                                        -              -          1,380          1,380
Additional paid-in capital                       41,778         41,778          8,933          8,933
Retained earnings (accumulated deficit)           3,225        (13,047)         2,617         (7,853)
Total stockholders' equity                       44,876         29,904         11,382            907
Total liabilities and stockholders' equity       91,936         74,923         60,581         48,988


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company was formed in 1985 and has grown to become a leading provider of food and beverage concession and catering services to more than 250 facilities in 35 states (including HCS Mangement Corporation acquired November 8, 1996). The Company targets four distinct markets within the contract food service industry: the recreation and leisure market ("Recreation and Leisure"), serving arenas, stadiums, amphitheaters, civic centers and other recreational facilities; the convention center market ("Convention Centers"); the educational facilities market ("Education"), which the Company entered in 1994, serving colleges, universities and public and private schools; and the corporate dining market ("Corporate Dining"), which the Company entered in 1994, serving corporate cafeterias, office complexes and manufacturing plants.

     The matters discussed in this Form 10-Q contain forward looking statements that involve risks and uncertainties including risks associated with the food service industry and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:


                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                    ----------------------------  ----------------------------
                                    SEPTEMBER 25,  SEPTEMBER 27,  SEPTEMBER 25,  SEPTEMBER 27,
                                        1996           1995           1996           1995
                                    -------------  -------------  -------------  -------------
Net sales                              100.0%         100.0%         100.0%         100.0%
Cost of sales                            88.1           87.3           89.3           89.9
                                       ------         ------         ------         ------
 Gross profit                            11.9           12.7           10.7           10.1
General and administrative expenses      11.9           12.3           12.2           12.2
                                       ------         ------         ------         ------
 Income from operations                     -             .4           (1.5)          (2.1)
Interest expense, net                     1.3            2.6            2.6            3.0
                                       ------         ------         ------         ------
 Loss before tax benefit                 (1.3)          (2.2)          (4.1)          (5.1)
Tax benefit                               (.4)            .8           (1.2)          (1.9)
                                       ------         ------         ------         ------
 Net loss                                 (.9)%         (1.4)%         (2.9)%         (3.2)%
                                       ======         ======         ======         ======


     The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:

                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                            --------------------------------------  --------------------------------------
                               SEPTEMBER 25,       SEPTEMBER 27,       SEPTEMBER 25,       SEPTEMBER 27,
                                   1996                1995                1996                1995
                            ------------------  ------------------  ------------------  ------------------
Recreation and Leisure      $16,361      43.3%  $14,136      53.8%  $30,791      34.6%  $32,281      46.2%
Convention Centers           10,334      27.4     7,266      27.6    32,043      36.0    25,106      36.0
Education                     6,405      17.0     2,381       9.0    14,522      16.3     5,518       7.9
Corporate Dining              4,630      12.3     2,537       9.6    11,640      13.1     6,896       9.9
                            -------      ----   -------      ----   -------      ----   -------      ----
    Total                   $37,730       100%  $26,320       100% $88,996        100%  $69,801       100%
                            =======      ====   =======      ====   =======      ====   =======      ====



THREE MONTHS ENDED SEPTEMBER 25, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1995

     NET SALES. The Company's net sales increased 43.4% to $37.7 million for the three months ended September 25, 1996 from $26.3 million for the three months ended September 27, 1995. Net sales increased in all market areas. Recreation and Leisure net sales increased 15.7% primarily due to the impact of new contracts such as the Coral Sky Amphitheater in West Palm Beach, Florida and the Concord Pavilion in Concord, California. Net sales from Convention Centers increased 42.2% primarily as a result of increased sales from existing contracts such as the Orange County Convention Center and the Albuquerque Convention Center. Net sales in Education and Corporate Dining more than doubled, primarily as a result of the impact of the acquisition of Sun West in March 1996 and Ideal in July 1996, and from the impact of new contracts such as Boise State University in Boise, Idaho and St. Edwards College in Austin, Texas.

     GROSS PROFIT. Gross profit increased to $4.5 million or 11.9% of net sales, from $3.3 million or 12.7% of net sales for the comparable 1995 period. The decrease in gross profit as a percentage of net sales was primarily attributable to a one time retroactive adjustment in September 1995 relating to an acquisition completed in 1994. If this one time retroactive adjustment was excluded, gross profit for the 1995 period would have been 12.1%.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.5 million (or 11.9% of net sales) for the three months ended September 25, 1996 from $3.2 million (or 12.3% of net sales) for the three
months ended September 27, 1995.   The increase was attributable primarily to
the Company's additional investment in regional staff, accounting personnel and training to support the Company's growth. In addition, there were significant expenses relating to the performance of duplicate functions by personnel at Northwest, Sun West and Ideal. A portion of these costs were eliminated at the end of 1996 and throughout 1997, with the remainder expected to be eliminated in the first half of 1998.

     OPERATING INCOME (LOSS). The Company had an operating loss of $10,000 for the three months ended September 25, 1996, versus operating income of $97,000 for the three months ended September 27, 1995, primarily as a result of the factors discussed above.

     INTEREST EXPENSE. Interest expense decreased approximately $199,000 for the three months ended September 25, 1996, due primarily to decreased debt levels resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial public offering.


NINE MONTHS ENDED SEPTEMBER 25, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 1995

     NET SALES. The Company's net sales increased 27.5% to $89.0 million for the nine months ended September 25, 1996, from $69.8 million for the nine months ended September 27, 1995. Net sales increased in all market areas, except Recreation and Leisure. Recreation and Leisure net sales decreased 4.6%, primarily because of a decrease in attendance at Florida Marlins Major League baseball games and the decision by a private tenant of one of the Company's clients to build a new facility and self-operate its food service. Net sales from Convention Centers increased 27.6% primarily as a result of increased sales from existing contracts and new contracts. Net sales in Education and Corporate Dining more than doubled, resulting from the impact of the acquisition of Northwest in June 1995, Sun West in March 1996 and Ideal in July 1996 and the impact of new contracts mentioned above.

     GROSS PROFIT. Gross profit increased to $9.5 million or 10.7% of net sales from $7.0 million or 10.1% of net sales for the comparable 1995 period. The increase in gross profit percentage was attributable to the mix of higher margin business and from purchasing efficiencies realized from an expanded base of business.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $10.9 million (or 12.2% of net sales) for the nine months ended September 25, 1996 from $8.5 million (or 12.2% of net sales) for the nine months ended September 27, 1995. The increase was attributable primarily to additional investment in regional staff, accounting personnel and training to support the Company's growth. In addition, there were significant expenses relating to the performance of duplicate functions by personnel at Northwest, Sun West and Ideal. A portion of these costs were eliminated at the end of 1996 and throughout 1997, with the remainder expected to be eliminated in the first half of 1998.

     OPERATING LOSS. Operating loss decreased 6.3% to $1.4 million for the nine months ended September 25, 1996 from $1.5 million for the nine months ended September 27, 1995, primarily as a result of the factors discussed above.

     INTEREST EXPENSE. Interest expense increased approximately $189,000 for the nine months ended September 25, 1996, due primarily to increased debt levels prior to the initial public offering, incurred to finance investments in both new accounts and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its capital requirements from a combination of debt and equity financing.

     EBITDA was $1.3 million or 1.5% of net sales, compared to $1.1 million or 1.6% of net sales for the nine months ended September 25, 1996 and September 27, 1995, respectively. EBITDA represents earnings before interest expense, income tax expense and depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP as a measure of the Company's profitability or liquidity.

     Cash flows used in investing activities were approximately $11.3 million and $2.2 million for the nine months ended September 25, 1996 and September 27, 1995, respectively. In fiscal 1996, $5.2 million was used in connection with the Sun West and Ideal acquisitions and $6.6 million was used for contract investments, including $2.8 million for additions to fixed assets.

     On July 19, 1996, pursuant to the terms of the over-allotment option granted to the underwriters of the Company's initial public offering, the Company sold an additional 174,500 shares of the Company's common stock at the initial public offering price of $12.00 per share, resulting in net proceeds of approximately $1.5 million after deducting underwriting discounts and certain expenses.

     In connection with the Company's offering, the Company's Credit Facility was amended and restated on June 19, 1996 ( the "Credit Facility"). The Credit Facility provides for (i) a working capital revolving credit line for general obligations and letters of credit, in the maximum aggregate amount of $20.0 million (the "Working Capital Line") and (ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $55.0 million. The maximum aggregate allowable borrowings under the Credit Facility is $75.0 million. The Credit Facility terminates on April 30, 1999 (see Note 9 to the Consolidated Financial Statements).

     As of September 25, 1996, the Company believed that the proceeds of its initial public offering, internally generated funds and amounts available under the Credit Facility were sufficient to satisfy the Company's then anticipated capital requirements.

     At September 25, 1996 and December 27, 1995 the Company's current liabilities exceeded its current assets, resulting in a working capital deficit of $1.9 million and $7.7 million, respectively. The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

     On November 8, 1996, the Company acquired 100% of the stock of HCS Management Corporation ("HCS"). HCS, through its operating subsidiaries, provides non-patient contract food and other services to hospitals and corporations. The purchase price was approximately $6 million consisting of cash to the seller and assumed debt of HCS.

     On November 11 1996, the Company reached an agreement in principle to purchase all of the issued and outstanding capital stock of a contract food service provider operating primarily at education and corporate dining facilities in the Northeast. The estimated annual revenues are $34 million.

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

Fine Host Corporation

By: /s/ Catherine B. James
   --------------------------------------------------------------
Catherine B. James
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:  March 24, 1998

                                EXHIBIT INDEX


     EXHIBIT NO.                   DESCRIPTION
     -----------                   -----------

         11                        Computations of Per Share Loss

         27                        Financial Data Schedule