Form 10-K/A
period 1996-12-25
FINE HOST CORP
filed 1998-03-24
CIK 1011584

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

 [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 25, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the transition period from ________ to___________

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

                          Common Stock, $.01 par value

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date are as follows:

Title                                                        Outstanding
-----                                                        -----------
Common Stock, $.01 Par Value ............................     8,955,766



                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document                                      Location in Form 10-K
--------------------                                       ---------------------
Registrant's definitive proxy
statement for its 1997 annual meeting                            Part III
of stockholders

                              FINE HOST CORPORATION

                        TABLE OF CONTENTS TO FORM 10-K/A


Item Number                                                                  Page
----------                                                                   ----
PART II

       ITEM 6  - SELECTED FINANCIAL DATA ..................................   1
       ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION ...................   2
       ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............   8
       ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE ..................   8


PART III

       ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
                     ON FORM 8-K ..........................................   9

                                     PART II

ITEM 6 - SELECTED FINANCIAL DATA

                       Summary Consolidated Financial Data
                  (dollars in thousands except per share data)

                                                                       Fiscal Years (1)
                                                  -----------------------------------------------------------------
                                                  1996           1995           1994           1993            1992
                                                  ----           ----           ----           ----            ----
                        (as restated, see Note 18 in the Notes to the Consolidated Financial Statements):
Statement of Income Data:
Net Sales ................................     $ 130,639      $  95,382      $  82,113      $  61,212      $  39,428
Gross Profit .............................        11,821          8,956          7,983          5,144          4,058
Income (loss) from operations ............        (3,683)        (1,585)            27          1,227           (158)
Net (loss) ...............................     $  (4,441)     $  (2,709)     $  (1,213)     $     176      $    (550)
Net loss per share of  Common Stock (2) ..     $   (1.39)     $   (1.76)     $    (.71)     $    (.03)     $    (.27)
Average number of shares of Common
  Stock outstanding ......................         4,137          2,048          2,048          2,048          2,048
Selected Operating Data:
EBITDA (3) ...............................     $     828      $   2,291      $   2,403      $   2,968      $     995
Net cash (used) provided by operating
  activities .............................        (7,655)          (907)         2,509          1,966            777
Net cash used in investing activities ....       (18,117)        (4,246)        (8,985)        (5,960)        (1,396)
Net cash provided by financing activities         29,885          4,255          7,632          2,737            463
Total contracts at end of period (4) .....           341             95             81             42             28
Balance Sheet Data (at end of period):
Working capital (deficit) ................     $  (3,753)     $  (7,744)     $  (5,533)     $    (260)     $   1,089
Total assets .............................        95,993         48,988         47,266         27,003         18,224
Total debt ...............................        40,573         28,931         25,518         13,358         10,759
Stockholders' equity .....................        28,544            907          3,016          4,479          1,142


(1) The Company's fiscal year ends on the last Wednesday of December. The 1992 fiscal year was a 53-week period.

(2) Net loss per share is calculated based upon net loss less accretion to the redemption value of warrants issued in fiscal 1993. Accretion to redemption value of warrants was $1,300 ($0.31 per share), $900 ($0.44 per share), $250 ($0.12 per share) and $230 ($0.11 per share) for fiscal 1996, 1995, 1994 and
1993, respectively.

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

     A significant portion of the Company's growth to date has been derived from acquisitions. From April 1993 through December 1996, the Company acquired seven companies. In April 1993, the Company acquired Fanfare, Inc., which primarily serves recreation and leisure facilities. In September 1994, the Company acquired Creative Food Management, Inc., which serves the Education, Business Dining and Recreation and Leisure markets. In July 1995, the Company acquired Northwest Food Service, Inc. which serves the Education and Business Dining markets. The Company acquired Sun West in March 1996, Ideal in July 1996, PCS Holding Corporation (formerly known as HCS Management Corporation) ("PCS") in November 1996 and Republic in December 1996 for an aggregate purchase price of approximately $23.0 million. In the beginning of the first quarter of the 1997 fiscal year, the Company acquired two additional companies. On December 30, 1996 the Company acquired Service Dynamics for a purchase price of approximately $3.0 million. On January 23, 1997 the Company acquired Serv-Rite for a purchase price of approximately $7.5 million. The Company is in the process of eliminating certain redundant operations through closings of offices and termination of excess personnel from certain of the companies acquired in 1996 and 1997. This process was begun in 1997 and will continue throughout 1998.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:

                                                   Fiscal Years
                                          -----------------------------
                                           1996        1995        1994
                                          -----       -----       -----
Net Sales ..............................  100.0%      100.0%      100.0%
Cost of Sales ..........................   90.9        90.6        90.3
                                          -----       -----       -----
Gross Profit ...........................    9.1         9.4         9.7
General and administrative expenses ....   11.9        11.0         9.7
                                          -----       -----       -----
Loss from operations ...................   (2.8)       (1.6)      --
Interest expense, net ..................    2.0         2.8         1.9
                                          -----       -----       -----
Loss before tax benefit ................   (4.8)       (4.4)       (1.9)
Tax benefit ............................   (1.4)       (1.6)        (.4)
                                          -----       -----       -----
Net loss before warrant accretion ......   (3.4)%      (2.8)%      (1.5)%
                                          -----       -----       -----
                                          -----       -----       -----

     The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:


                                                       Fiscal Years
                           -------------------------------------------------------------------
                                     1996                   1995                  1994
                           ---------------------    -------------------   --------------------
Recreation and Leisure     $ 41,285        31.6%    42,528        44.6%   $45,767        55.7%
Convention Centers ...       45,378        34.7     34,746        36.4     30,443        37.1
Educational Dining ...       25,640        19.6      8,887         9.3      2,710         3.3
Business Dining ......       11,508         8.8      9,049         9.5      3,193         3.9
Healthcare ...........        2,758         2.1        124         0.1       --          --
Corrections ..........        2,875         2.2       --          --         --          --
Other ................        1,195         1.0         48         0.1       --          --
                           --------       -----    -------       -----    -------       -----
   Total .............     $130,639       100.0%   $95,382       100.0%   $82,113       100.0%
                           --------       -----    -------       -----    -------       -----
                           --------       -----    -------       -----    -------       -----

Fiscal 1996 Compared to Fiscal 1995

     Net Sales. The Company's net sales increased 37% to $130.6 million in fiscal 1996 from $95.4 million in fiscal 1995. Net sales increased in fiscal 1996 in all market areas except Recreation and Leisure. Recreation and Leisure net sales decreased 3% in fiscal 1996 as compared to fiscal 1995, primarily due to a decrease in attendance at the Florida Marlins major league baseball games and the decision by a private tenant of one of the Company's clients to build a new facility and self operate its food service. This decrease was partially offset by new contracts signed with the Concord Pavilion in Concord, California and the Coral Sky Amphitheater in West Palm Beach, Florida. Net sales from Convention Centers increased 31% in fiscal 1996 as compared to fiscal 1995 primarily as a result of increased sales from existing contracts, including the Orange County Convention Center in Orlando, Florida, the Monroe Civic Center Complex in Monroe, Louisiana, the D.L. Lawrence Convention Center in Pittsburgh, Pennsylvania and the Albuquerque Convention Center in New Mexico. Net sales from all other market segments more than doubled primarily as a result of the acquisitions of Sun West in March 1996, Ideal in July 1996, PCS in November 1996 and Republic in December 1996, as well as the impact of new contracts such as Boise State University in Boise, Idaho and St. Edward's College in Austin, Texas.

     Gross Profit. Gross profit as a percentage of net sales decreased to 9.1% in fiscal 1996 from 9.4% in fiscal 1995. Write downs of the carrying value of certain assets was $1.3 million in 1996 and $0.2 million in 1995. Excluding these write downs, the gross profit percentage was 10% in 1996 versus 9.6% in 1995. This increase is attributable to purchasing efficiencies gained from an expanded base of business.

     General and Administrative Expenses. General and administrative expenses increased to $15.5 million (or 11.9% of net sales) in fiscal 1996 from $10.5 million (or 11.0% of net sales) in fiscal 1995. This increase was attributable primarily to the Company's continued investment in training programs, regional management and additional sales personnel to support its current and future growth plans. In addition, significant expenses were incurred relating to the performance of duplicate functions by personnel at Sun West, Ideal, PCS and Republic. A portion of these costs were eliminated by the end of 1996 and throughout 1997, with the remainder expected to be eliminated in the first half of 1998.

     Operating Loss. Operating loss increased from $1.6 million in fiscal 1995 to $3.7 million in fiscal 1996, due to a decline in gross profit and increased general and administrative expenses.

     Interest Expense. Interest expense decreased $60,000, due primarily to a reduction in debt levels resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial public offering, as well as the repayment of subordinated debt.

Fiscal 1995 Compared to Fiscal 1994

     Net Sales. The Company's net sales increased 16.2% from $82.1 million in fiscal 1994 to $95.4 million in fiscal 1995. Net sales increased in fiscal 1995 in all markets areas, except Recreation and Leisure. Recreation and Leisure net sales decreased 7.1% in fiscal 1995 as compared to fiscal 1994, primarily from the continued effects of the Major League Baseball lock-out as well as a decline in attendance at Florida Marlins games, partially offset by the effects of new contracts signed in 1994 and 1995. The Company's contract at Pro Player Stadium in Miami, Florida, the home of the Miami Dolphins and the Florida Marlins, accounted for $13.0 million of net sales in fiscal 1995, compared to $16.0 million in fiscal 1994. Net sales from Convention Centers increased 14.1% in fiscal 1995 as compared to fiscal 1994 primarily as a result of increased sales from existing contracts and the impact of new contracts signed in 1994 and in 1995. Net sales from Educational and Business Dining increased in fiscal 1995 as compared to fiscal 1994, primarily as a result of the full year impact of the acquisition of Creative and the impact of the acquisition of Northwest.

     Gross Profit. Gross profit as a percentage of net sales decreased to 9.4% in fiscal 1995 from 9.7% in fiscal 1994. Write downs of the carrying value of certain assets was $0.2 million in 1995 and $0.1 million in 1994. Excluding these write downs, the gross profit percentage was 9.6% in 1995 and 9.8% in 1994.

     General and Administrative Expenses. General and administrative expenses increased from $8.0 million (or 9.7% of net sales) in fiscal 1994 to $10.5 million (or 11.0% of net sales) in fiscal 1995. The dollar increase was attributable primarily to the increase in clerical support for new accounts and acquisitions. In addition, significant expenses were incurred relating to the performance of duplicate functions by personnel at Northwest. The majority of these costs were eliminated at the end of 1996.

     Operating (Loss) Income. Due to decreased gross profit and increased general and administrative expenses in 1995, the Company had an operating loss of $1.6 million in 1995 versus operating income of $27,000 in 1994.

     Interest Expense. Interest expense increased approximately $1.1 million, due primarily to increased debt levels to finance investments in new accounts and acquisitions as well as an increase in the prime rate and the reset of the interest rate on its variable rate subordinated notes from 9.8% to 12.79%.

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

                                                                   Fiscal Quarters Ended
                                ---------------------------------------------------------------------------------------------------
                                                      1996                                              1995
                                -----------------------------------------------    ------------------------------------------------
                                  First       Second        Third      Fourth        First       Second       Third        Fourth
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------
                                                                          (in thousands)
                                              (and as restated, see Note 18 to the Consolidated Financial Statements)

Net sales ...................   $  24,930    $  26,336    $ 37,730    $  41,643    $  23,411    $  20,071    $  26,320    $  25,580
Cost of sales ...............      22,293       23,934      33,239       39,352       21,414       18,385       22,975       23,652
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------
Gross profit ................       2,637        2,402       4,491        2,291        1,997        1,686        3,345        1,928
General and administrative
   expenses .................       2,991        3,402       4,501        4,610        2,493        2,743        3,248        2,057
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------
Income (loss) from operations.       (354)      (1,000)        (10)      (2,319)        (496)      (1,057)          97         (129)
Interest expense, net .......       1,066          751         492          309          746          683          691          558
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------
Loss before tax benefit .....      (1,420)      (1,751)       (502)      (2,628)      (1,242)      (1,740)        (594)        (687)
Tax benefit .................        (419)        (517)       (148)        (776)        (453)        (634)        (217)        (250)
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------
Net loss before warrant
accretion ...................   $  (1,001)   $  (1,234)   $   (354)   $  (1,852)   $    (789)   $  (1,106)   $    (377)   $    (437)
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------

                                                                  (as a percentage of net sales)

Net sales ...................     100.0%       100.0%    100.0%         100.0%       100.0%       100.0%       100.0%       100.0%
Cost of sales ...............      89.4         90.9      88.1           94.5         91.5         91.6         87.3         92.5
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------
Gross profit ................      10.6          9.1      11.9            5.5          8.5          8.4         12.7          7.5
General and administrative
    expenses ................      12.0         12.9      11.9           11.1         10.6         13.7         12.3          8.0
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------
Income (loss) from operations.     (1.4)        (3.8)     --             (5.6)        (2.1)        (5.3)          .4          (.5)
Interest expense, net .......       4.3          2.9       1.3             .7          3.2          3.4          2.6          2.2
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------
Loss before tax benefit .....      (5.7)        (6.7)     (1.3)          (6.3)        (5.3)        (8.7)        (2.2)        (2.7)
Tax benefit .................      (1.7)        (2.0)      (.4)          (1.9)        (1.9)        (3.2)         (.8)        (1.0)
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------
Net Loss before warrant
accretion ...................      (4.0)%       (4.7)%     (.9)%         (4.4)%       (3.4)%       (5.5)%       (1.4)%       (1.7)%
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------
                                ---------    ---------    --------    ---------    ---------    ---------    ---------    ---------


Liquidity and Capital Resources

     The Company has funded its capital requirements from a combination of debt and equity financing and operating cash flow. Net cash used by operating activities was $7.7 million and $0.9 million in fiscal 1996 and 1995, respectively. An increase in accounts payable and accrued expenses and a lower net loss contributed to net cash provided by operations of $2.5 million in fiscal 1994.

     EBITDA was $0.8 million, $2.3 million and $2.4 million in fiscal 1996, 1995 and 1994, respectively. EBITDA represents earnings before interest expense, income tax expense and depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP or as a measure of the Company's profitability or liquidity. The Company has included information concerning EBITDA herein because management believes EBITDA provides useful information regarding the cash flow of the Company and its ability to service debt. EBITDA information should be read in conjunction with the Consolidated Statements of Cash Flows of the Company included in the consolidated financial statements of the Company.

     Cash flows used in investing activities was $18.1 million, $4.2 million and $9.0 million in fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, 1995 and 1994, $3.5 million, $2.3 million and $5.8 million, respectively, was used for additions to fixtures and equipment. In 1994, the Company made advances aggregating $2.3 million to two clients in accordance with their food service contracts.

     A significant portion of the Company's growth to date has been derived from acquisitions. From April 1993 through December 1996, the Company has acquired seven companies. In April 1993, the Company acquired Fanfare, Inc., which primarily serves recreation and leisure facilities. In September 1994, the Company acquired Creative Food Management, Inc., which serves the Education, Corporate Dining and Recreation and Leisure markets. In July 1995, the Company acquired Northwest Food Service, Inc. which serves the Education and Business Dining markets. The Company acquired Sun West in March 1996, Ideal in July 1996, PCS in November 1996 and Republic in December 1996 for an aggregate purchase price of approximately $23.0 million. In the beginning of the first quarter of the 1997 fiscal year, the Company acquired two additional companies. On December 30, 1996 the Company acquired Service Dynamics for a purchase price of approximately $3.0 million. On January 23, 1997 the Company acquired Serv-Rite for a purchase price of approximately $7.5 million. The Company is eliminating certain redundant operations through closings of offices and termination of excess personnel relating to these acquisitions. This process was begun in 1997 and will continue throughout 1998. The Company's acquisitions are generally financed through cash from working capital and from the Company's credit facility and occasionally through the issuance of subordinated promissory notes to the sellers.

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

      At December 25, 1996, the Company's current liabilities exceeded its current assets, resulting in a working capital deficit of $3.8 million.

    As of December 25, 1996, the Company believed that the proceeds of the Follow-On Offering and amounts available under the Restated Bank Agreement were sufficient to satisfy the Company's then anticipated capital requirements for at least the next twelve months.

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

Accounting Pronouncements Not Yet Adopted

    In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" ("EPS"). Effective for fiscal years ending after December 15, 1997, this statement requires dual presentation of basic and diluted EPS for entities with publicly held common stock or potential common stock. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted EPS.

    The Company will adopt this statement for year-end fiscal 1997.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index to the financial statements included in Item 14.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company announced on February 11, 1998 that it had engaged Price Waterhouse LLP s its independent auditor for the fiscal year ended December 31, 1997. Price Waterhouse replaced Deloitte & Touche LLP, who had served as the Company's independent auditors since 1985.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)(1) Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Independent Auditors' Report ....................................................................  F-2
Consolidated Balance Sheets (as restated) as of December 25, 1996 and December 27, 1995 .........  F-3
Consolidated Statements of Operations (as restated) for the fiscal years ended December 25, 1996,
    December 27, 1995 and December 28, 1994 .....................................................  F-4
Consolidated Statements of Stockholders' Equity (as restated) for the fiscal years ended
    December 25, 1996, December 27, 1995 and  December 28, 1994 .................................  F-5
Consolidated Statements of Cash Flows (as restated) for the fiscal years ended December 25, 1996,
    December 27, 1995 and December 28, 1994 .....................................................  F-6
Notes to Consolidated Financial Statements (as restated) ........................................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of FINE HOST CORPORATION

     We have audited the accompanying consolidated balance sheets of Fine Host Corporation and subsidiaries (the "Company") as of December 25, 1996 and December 27, 1995, and the consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 25, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    As discussed in Note 18, the accompanying financial statements as of December 25, 1996 and December 27, 1995 and for each of the three years in the period ended December 25, 1996 have been restated.

Deloitte & Touche LLP
New York, New York

February 28, 1997, except for Note 18,
   as to which the date is January 28, 1998

                     FINE HOST CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                    December 25, 1996     December 27, 1995
                                                                                    -----------------     -----------------
                                                                                       (as restated, see Note 18)
                              ASSETS
Current assets:
 Cash and cash equivalents .....................................................          $  4,747           $    634
 Accounts receivable ...........................................................            12,065              6,782
 Inventories ...................................................................             3,260              2,099
 Prepaid expenses and other current assets .....................................             1,658              1,850
                                                                                          --------           --------
    Total current assets .......................................................            21,730             11,365
Contract rights, net ...........................................................            16,909              6,316
Fixtures and equipment, net ....................................................            17,300             13,271
Excess of cost over fair value of net assets
   acquired, net ...............................................................            31,527             13,591
Other assets ...................................................................             8,527              4,445
                                                                                          --------           --------
   Total assets ................................................................          $ 95,993           $ 48,988
                                                                                          --------           --------
                                                                                          --------           --------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses ..........................................          $ 22,174           $ 14,383
Current portion of long-term debt ..............................................               264              2,981
Current portion of subordinated debt ...........................................             3,045              1,745
                                                                                          --------           --------
     Total current liabilities .................................................            25,483             19,109
Deferred income taxes ..........................................................             4,702              3,387
Long-term debt .................................................................            32,250             15,326
Subordinated debt ..............................................................             5,014              8,879
                                                                                          --------           --------
    Total liabilities ..........................................................            67,449             46,701

Commitments and contingencies (Note 11)

Stock warrants .................................................................              --                1,380

Stockholders' equity:
   Convertible Preferred Stock, $.01 par value, 250,000 shares authorized, 0 and
   134,171 issued and outstanding at December 25, 1996 and
   December 27, 1995, respectively .............................................              --                    1
   Common Stock, $.01 par value, 25,000,000
   shares authorized, 6,212,016 and 2,048,200
   issued and outstanding at December 25, 1996
   and December 27, 1995, respectively .........................................                62                 20
 Additional paid-in-capital ....................................................            42,270              8,933
 Deficit .......................................................................           (13,599)            (7,858)
 Receivables from stockholders for purchase of
      Common Stock .............................................................              (189)              (189)
                                                                                          --------           --------
      Total stockholders' equity ...............................................            28,544                907
                                                                                          --------           --------
      Total liabilities and stockholders' equity ...............................          $ 95,993           $ 48,988
                                                                                          --------           --------
                                                                                          --------           --------

          See accompanying notes to consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                  Fiscal Years Ended
                                                  -------------------------------------------------
                                                    December 25,      December 27,      December 28,
                                                       1996              1995               1994
                                                  --------------     ------------       -----------
                                                                 (as restated, see note 18)
Net sales ................................          $ 130,639           $ 95,382           $ 82,113
Cost of sales ............................            118,818             86,426             74,130
                                                    ---------           --------           --------
Gross profit .............................             11,821              8,956              7,983
General and administrative expenses ......             15,504             10,541              7,956
                                                    ---------           --------           --------
(Loss)/income from operations ............             (3,683)            (1,585)                27
Interest expense, net ....................              2,618              2,678              1,617
                                                    ---------           --------           --------
Loss before tax benefit ..................             (6,301)            (4,263)            (1,590)
Tax benefit ..............................             (1,860)            (1,554)              (377)
                                                    ---------           --------           --------
Net loss .................................             (4,441)            (2,709)            (1,213)
Accretion to redemption value of warrants              (1,300)              (900)              (250)
                                                    ---------           --------           --------
Net loss applicable to Common Stockholders          $  (5,741)          $ (3,609)          $ (1,463)
                                                    ---------           --------           --------
                                                    ---------           --------           --------
Loss per share of Common Stock ...........          $   (1.39)          $  (1.76)          $   (.71)
                                                    ---------           --------           --------
                                                    ---------           --------           --------
Average number of shares of Common Stock
  outstanding ............................              4,137              2,048              2,048
                                                    ---------           --------           --------
                                                    ---------           --------           --------




          See accompanying notes to consolidated financial statements.
                                      F-4

                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                      Receivables
                                                                                                          from
                                                                                                      Stockholders
                                        Convertible                                                        for
                                      Preferred Stock        Common Stock       Additional             Purchase of      Total
                                    ------------------     -----------------     Paid in                  Common     Stockholders'
                                     Shares     Amount      Shares    Amount     Capital      Deficit      Stock        Equity
                                    -------     ------     -------    ------    --------      ------- -------------  -------------
                                                            (as restated, see note 18)
Balance, December 29, 1993, as
  previously reported ........      102,592      $ 1      2,048,200     $20     $  7,433      $   (295)     $(189)     $  6,970
Adjustment for restatement
  (Note 17) ..................         --         --           --        --         --          (2,491)      --          (2,491)
                                   --------      ---      ---------     ---     --------      --------      -----      --------
Balance, December 29, 1993,
  as restated ................      102,592        1      2,048,200      20        7,433        (2,786)      (189)        4,479
  Net loss ...................         --         --           --        --         --          (1,213)      --          (1,213)
  Stock warrant accretion ....         --         --           --        --         --            (250)      --            (250)
                                   --------      ---      ---------     ---     --------      --------      -----      --------
Balance, December 28, 1994 ...      102,592        1      2,048,200      20        7,433        (4,249)      (189)        3,016
   Net loss ..................         --         --           --        --         --          (2,709)      --          (2,709)
   Stock warrant accretion ...         --         --           --        --         --            (900)      --            (900)
   Shares issued .............       31,579       --           --        --        1,500          --         --           1,500
                                   --------      ---      ---------     ---     --------      --------      -----      --------
Balance, December 27, 1995 ...      134,171        1      2,048,200      20        8,933        (7,858)      (189)          907
Net loss .....................         --         --           --        --         --          (4,441)      --          (4,441)
Stock warrant accretion ......         --         --           --        --         --          (1,300)      --          (1,300)
Shares issued in connection
  with Sun West acquisition ..         --         --         25,900       1          369          --         --             370
Shares issued in connection
  with initial public offering         --         --      3,064,718      30       32,459          --         --          32,489
Conversion of Preferred Stock      (134,171)      (1)       939,197       9           (8)         --         --            --
Warrants exercised ...........         --         --        123,585       1          608          --         --             609
Warrants redeemed ............         --         --           --        --         (200)         --         --            (200)
Other ........................         --         --         10,416       1          109          --         --             110
                                   --------      ---      ---------     ---     --------      --------      -----      --------

Balance, December 25, 1996 ...         --        $--      6,212,016     $62     $ 42,270      $(13,599)     $(189)     $ 28,544
                                   --------      ---      ---------     ---     --------      --------      -----      --------
                                   --------      ---      ---------     ---     --------      --------      -----      --------

          See accompanying notes to consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Fiscal Years Ended
                                                         -------------------------------------------------
                                                         December 25,      December 27,       December 28,
                                                            1996              1995                1994
                                                         ------------      ------------      -------------
                                                                         (as restated, see note 18)
Cash flows from operating activities:
Net loss .......................................          $ (4,441)          $(2,709)          $ (1,213)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization ................             3,573             3,497              2,089
  Deferred income tax benefit ..................            (1,940)           (1,603)              (403)
  Loss from renegotiation of contract ..........              --                --                1,568
  Changes in operating assets and liabilities:
     Accounts receivable .......................            (1,351)              (69)            (1,866)
     Inventories ...............................              (366)              306               (367)
     Prepaid expenses and other current assets .             1,060              (161)              (912)
     Accounts payable and accrued expenses .....            (4,154)             (339)             3,947
(Increase) decrease in other assets ............               (36)              171               (334)
                                                          --------           -------           --------
    Net cash (used) provided by operating
      activities ...............................            (7,655)             (907)             2,509
                                                          --------           -------           --------
Cash flows from investing activities:
Increase in contract rights ....................            (5,754)             (582)              (920)
Purchases of fixtures and equipment ............            (3,534)           (2,315)            (5,767)
Sales of fixtures and equipment ................                64              --                 --
Acquisition of business, net of cash acquired ..            (9,387)           (3,478)              (566)
Collection of notes receivable .................               494             2,129                548
Issuance of notes receivable ...................              --                --               (2,280)
                                                          --------           -------           --------
  Net cash used in investing activities ........           (18,117)           (4,246)            (8,985)
                                                          --------           -------           --------
Cash flows from financing activities:
Issuance of common stock .......................            32,489              --                 --
Issuance of convertible preferred stock ........              --               1,500               --
Borrowings under long-term debt agreement ......            27,844             8,580             10,739
 Payment of long-term debt and capital lease ...           (22,461)           (2,300)            (1,529)
Payment of subordinated debt ...................            (8,396)           (3,525)            (1,578)
Redemption of warrants .........................              (200)             --                 --
Proceeds from exercise of warrants .............               609              --                 --
                                                          --------           -------           --------
  Net cash provided by financing activities ....            29,885             4,255              7,632
                                                          --------           -------           --------
Increase (decrease) in cash and cash equivalents             4,113              (898)             1,156
Cash and cash equivalents, beginning of year ...               634             1,532                376
                                                          --------           -------           --------
Cash and cash equivalents, end of year .........          $  4,747           $   634           $  1,532
                                                          --------           -------           --------
                                                          --------           -------           --------

Supplemental disclosure of non-cash financing activities:

A capital lease obligation of $1,159 was incurred in 1996 when the Company entered into a lease agreement for new equipment.

          See accompanying notes to consolidated financial statements.

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



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

     Contract Rights - Certain directly attributable costs, primarily direct payments to clients to acquire contracts ("direct payments") and the cost of licenses and permits, incurred by the Company in obtaining contracts with clients, are recorded as contract rights and are amortized over the contract life of each such contract without consideration of future renewals. The costs of licenses and permits are amortized over the shorter of the related contract life or the term of the license or permit, ranging from 1 to 10 years. The unamortized value of direct payments and licenses and permits was approximately $7,783 at December 25, 1996. Direct payments are being amortized over a range of 1 to 20 years. The value of contract rights acquired through acquisitions has been determined through independent valuation based on projected cash flows discounted at a rate that market participants would use to determine fair value and is being amortized over the projected lives as determined through the valuation process, with an average amortization period of 10 years as of December 25, 1996. The unamortized value of contract rights acquired through acquisitions was $13,521 at December 25, 1996, consisting of rights relating to 259 contracts. Total contract rights' accumulated amortization was $4,395 and $3,301 at December 25, 1996 and December 27, 1995, respectively. The carrying value of the asset would be reduced if it is probable that management's best estimate of future cash flows from related operations over the remaining amortization period, on an undiscounted basis, will be less than the carrying amount of the asset, plus allocated goodwill if acquired in a business combination. Any such impairment loss would be measured as the amount by which the carrying value of the asset exceeds the fair value determined as the present value of estimated expected future cash flow discounted at a rate that market participants would use to determine fair value.

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



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

     Excess of Cost Over Fair Value of Net Assets Acquired - The excess of cost over fair value of net assets acquired is amortized using the straight line method over periods generally ranging from 20 to 30 years. Accumulated amortization was $1,647 and $830 at December 25, 1996 and December 27, 1995, respectively.

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

     Cost of sales is composed of the following:

                                                    Fiscal Years Ended
                                       ------------------------------------------
                                          1996             1995            1994
                                       --------          -------          -------
Wages and benefits ..........          $ 39,591          $27,024          $20,079
Food and beverages ..........            38,954           24,670           18,463
Rent paid to clients ........            24,792           22,453           25,345
Other operating expenses ....            11,944            9,045            8,170
Depreciation and amortization             3,537            3,234            2,073
                                       --------          -------          -------
                                       $118,818          $86,426          $74,130
                                       --------          -------          -------
                                       --------          -------          -------

   P&L and profit sharing contracts include all on-site costs for the above items. Management fee contracts include only the amortization of invested capital.

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



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

   Loss Per Share - Loss per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during each year. Prior to the initial public offering (the "IPO"), the fair value was estimated through analysis of transactions in the Company's stock involving third parties. This increase in the number of shares of Common Stock was reduced by the number of shares of Common Stock which are assumed to have been purchased with the proceeds from the exercise of the warrants. These purchases were assumed to have been made at the average fair value of the Common Stock during the year. In calculating loss per share, net loss has been increased for the accretion to the redemption value of warrants by $1,300, $900, and $250 in fiscal 1996, 1995 and 1994, respectively (see Note
10).

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

    In July 1995, the Company acquired 100% of the outstanding stock of Northwest Food Service, Inc. ("Northwest"). Northwest provides contract food and beverage services, primarily in the education and business dining markets. The purchase price was approximately $2,500 consisting of subordinated notes to the seller and cash.

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



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

   The following table summarizes unaudited pro forma information as follows:
(i) with respect to the income statement data for fiscal year 1995 as if the acquisitions of Republic, PCS, Ideal, Sun West, and Northwest had been completed as of the beginning of such period; and (ii) with respect to the income statement data for fiscal year 1996 as if the acquisition of Republic, PCS, Ideal and Sun West had been completed as of the beginning of such period. No adjustments for acquisition synergies (i.e. overhead reductions) have been reflected.

                                                    Fiscal Years Ended
                                             -------------------------------
                                             December 25,        December 27,
                                                 1996                1995
                                             -----------         -----------
Summary statement of income data:
  Net sales .......................          $ 163,919           $ 150,952
  Loss from operations ............             (4,460)             (2,065)
  Net loss before warrant accretion             (5,833)             (4,162)

  Loss per share of common stock
    before warrant accretion ......          $   (1.35)          $   (1.94)
                                             ---------           ---------
                                             ---------           ---------

   The above pro forma information is provided for informational purposes only. It is based on unaudited historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

4. Inventories

     The components of inventories are as follows:

                                                 December 25,         December 27,
                                                    1996                 1995
                                                 ----------           -----------
Food and liquor ..................                 $2,814                 $1,333
Beverage .........................                     41                    447
Other ............................                    405                    319
                                                   ------                 ------
 Total ...........................                 $3,260                 $2,099
                                                   ------                 ------
                                                   ------                 ------

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)




5. Fixtures and Equipment

   Fixtures and equipment consists of the following:

                                                   December 25,       December 27,
                                                       1996               1995
                                                   -----------        ------------
Furniture and fixtures .................             $12,573             $11,826
Office equipment .......................               3,550               1,811
Leasehold improvements .................               1,405               1,114
Smallwares .............................               3,846               2,306
Other ..................................               2,135               1,218
                                                     -------             -------
                                                      23,509              18,275
Less: accumulated depreciation .........               6,209               5,004
                                                     -------             -------
Fixtures and equipment, net ............             $17,300             $13,271
                                                     -------             -------
                                                     -------             -------

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


6. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consists of the following:

                                                  December 25,        December 27,
                                                     1996                 1995
                                                  -----------         -----------
Accounts payable .....................              $ 9,138              $ 5,765
Accrued wages and benefits ...........                2,682                1,607
Accrued rent to clients ..............                3,287                2,994
Accrued other ........................                7,067                4,017
                                                    -------              -------
  Total ..............................              $22,174              $14,383
                                                    -------              -------
                                                    -------              -------

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



7. Long-Term Debt

   Long-term debt consists of the following:

                                                     December 25,     December 27,
                                                         1996             1995
                                                     ------------     ------------
Working Capital Line .........................          $15,818          $ 6,000
Guidance Line ................................           15,744            3,207
Capital Lease Obligation, effective interest
  rate of 5.2% ...............................              952             --
Term Loan ....................................             --              9,100
                                                        -------          -------
                                                         32,514           18,307
Less: current portion ........................              264            2,981
                                                        -------          -------
Total ........................................          $32,250          $15,326
                                                        -------          -------
                                                        -------          -------

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

     The Restated Bank Agreement contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures and commitments. Additional obligations require maintenance of certain financial ratios, including the ratio of total debt to operating cash flow, operating cash flow to cash interest expense, and minimum net worth and operating cash flow. The Restated Bank Agreement also contains prohibitions on the payment of dividends. (See Note 17.)

     The net proceeds from the IPO, including the exercise of option over allotment granted to the underwriters (see Note 9), were used to repay substantially all of the long term debt then outstanding at the close of the transactions.

     The Company's capital lease, signed on January 16, 1996, is for equipment with a net book value of $951 at December 25, 1996.

     On December 25, 1996, the prime rate was 8.25%. Interest payable on the Working Capital Line is prime or LIBOR plus 2.0% and the Guidance Line is the prime plus .5% or the 180 day LIBOR rate plus 2.0%.

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



    Long-term debt at December 25, 1996 is payable as follows:

               Year Ending                                 Amount
               -----------                                -------
               December 31, 1997 ...............          $   264
               December 30, 1998 ...............              264
               December 29, 1999 ...............           16,082
               December 27, 2000 ...............            3,413
               December 26, 2001 ...............            3,149
               Thereafter ......................            9,446
                                                          -------
                                                           32,618
               Less portion of lease payments
                representing interest ..........              104
                                                          -------
               Total ...........................          $32,514
                                                          -------
                                                          -------

    The net proceeds from the second offering on February 7, 1997, including the exercise of the warrants and option granted to the underwriters (see Note 17), were used to repay all of the long term debt outstanding at the close of the transaction.

     The Company's financial instruments are comprised of various classes of long-term debt, including subordinated debt (see Note 8). The carrying amounts, stated interest rates and maturities are described in Notes 7 and 8. It is not practicable to estimate the fair value of either the Working Capital Line, the Guidance Line or the subordinated notes because there are no quoted market prices for these (or similar) instruments, management has not completed a valuation model and the cost of independent appraisals is excessive.

     Interest paid on long-term debt was $2,183, $1,645 and $639 for fiscal 1996, 1995 and 1994, respectively.

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



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

     Subordinated debt at December 25, 1996 is payable as follows:

Year Ending                                                  Amount
-----------                                                 -------
December 31, 1997                                            $3,259
December 30, 1998                                             2,165
December 29, 1999                                             1,870
December 27, 2000                                               885
December 26, 2001                                               625
Thereafter                                                     --
                                                             ------
                                                              8,804
Less: discount on subordinated note                             745
                                                             ------
Total                                                        $8,059
                                                             ------
                                                             ------

Interest paid on subordinated debt was $392, $1,427 and $1,253 for fiscal 1996, 1995 and 1994, respectively.

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



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

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



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

     A summary of the status of the Company's stock option plan as of December 25, 1996, December 27, 1995 and December 28, 1994 and changes during the years ending on those dates is presented below:

                                        1996                  1995                  1994
                               ---------------------  --------------------    ---------------------
                                           Weighted-             Weighted-               Weighted-
                                           Average                Average                 Average
                                           Exercise               Exercise                Exercise
                                Shares      Price       Shares     Price        Shares      Price
                               --------   -----------  -------   ---------     -------   ----------
Outstanding at
  beginning of year             143,444    $  6.19       132,944     $6.11        27,944     $4.93
Granted                         380,750      12.82        10,500      7.14       105,000      6.43
Exercised                         2,916       6.43          --         --             --        --
Canceled                         30,084      10.92          --         --             --        --
                              ---------                 --------                --------
Outstanding at end              491,194      11.03       143,444      6.19       132,944      6.11
   of year                    ---------                 --------                --------
                              ---------                 --------                --------
Options exercisable at
   year-end                      88,204       6.20        50,090      6.13         6,148      4.93
                              ---------                 --------                --------
                              ---------                 --------                --------
Options available for
 grant at end of year           102,834                  453,500                 464,000
                              ---------                 --------                --------
                              ---------                 --------                --------

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



The following table summarizes information about stock options outstanding at December 25, 1996:


                                          Options Outstanding                                       OptionsExercisable
                       ------------------------------------------------------               --------------------------------
                                                                     Weighted                                      Weighted
     Range of             Number                                      Average                   Number              Average
     Exercise           Outstanding              Remaining           Exercise                Exercisable           Exercise
      Prices            at 12/31/96          Contractual Life          Price                  at 12/31/96            Price
    ---------          ------------         -----------------       ---------               --------------         ---------
$  4.93 - $  7.14         134,694                   7                 $ 6.17                     88,204               $6.20
$  7.15 - $12.00          250,500                   9                 $12.00                       -                  -
$12.01 - $15.63           106,000                  10                 $14.93                       -                  -
                          -------                  --                 ------                   --------              ------
                          491,194                   9                 $11.03                     88,204               $6.20
                          -------                  --                 ------                   --------              ------
                          -------                  --                 ------                   --------              ------


     If the fair value based accounting method was used to account for stock-based compensation costs, pro forma net loss and loss per share for the fiscal years ended December 25, 1996 and December 27, 1995 would have been $5,816, and $3,614, and $1.41 and $1.76, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, and 1995 respectively: no dividend yield; expected volatility of 15% and risk-free interest rates of 5%.

Holders of Subordinated Notes -

     In conjunction with the Ideal acquisition (Note 3) convertible subordinated notes were issued. At the option of the note holders the outstanding principle balance is convertible into common stock at a conversion price of $15 per share. The outstanding principle balance at December 25, 1996 was $1,282.

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

     Upon achieving specified levels of earnings in each of fiscal 1993 and 1994, the Company had the right to earn back, in respect of each such year, the portion of the $4.93 Warrants issued to the purchaser of the Notes representing the right to acquire 1% of the fully diluted Common Stock. The Company originally reported earnings sufficient to achieve the required earnings levels specified for those fiscal years. Accordingly, in each of May 1994 and June 1995, respectively, the Company canceled $4.93 Warrants to acquire the equivalent of 1% of the fully diluted Common Stock, or approximately 43,365 shares (in each year). Based on restated results of operations, the Company would not have had the right to cancel the warrants and, accordingly, they would be outstanding at the end of each year. As a result of the refinancing completed prior to the IPO, the Company redeemed an additional amount of the $4.93 Warrants equal to 2% of the fully diluted Common Stock, or 86,730 shares.

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



     Upon achieving specified levels of earnings in each of fiscal 1993, 1994, 1995 and 1996, the Company had the right to earn back the total of the $.01 Warrant issued (133,763) to the Note holder. Since the Company originally reported earnings sufficient to achieve the required earnings level specified for fiscal 1993, 1994 and 1995, the Company, in each of fiscal 1994, 1995 and 1996 canceled 33,439 of the $.01 Warrants held by the purchaser of the Notes, respectively. Based on restated results of operations, the Company would not have had the right to cancel the warrants and, accordingly, they would be outstanding at the end of each year.

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

     The $4.93 Warrants issued by the Company to the investor and the director (139,601 in total) are subject to cancellation to the extent that the Company earns back $4.93 Warrants issued to the purchaser of its Notes (see above). Since the Company had originally reported achieving the earnings level specified for fiscal 1993 and 1994 required under the Notes, 8,253 of these $4.93 Warrants, the maximum allowed during the 1993 reduction period, were canceled in June 1994, and an additional 7,763, the maximum allowed during the 1994 reduction period, were canceled in June 1995. In conjunction with the IPO, these holders of $4.93 Warrants exercised the remaining 123,585 $4.93 Warrants and sold such shares in the IPO.

     Upon achieving specified levels of earnings in fiscal 1993, 1994, 1995 and 1996, the Company had the right to earn back the total of the $.01 Warrants (535,045 in the aggregate) issued to the holders of the Series A Convertible Preferred Stock. Since the Company originally reported earnings sufficient to achieve the required earnings level specified for each of fiscal 1993, 1994 and 1995, the Company, in 1994, 1995 and 1996, respectively, canceled 133,763 of these

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



warrants, representing 113,358 warrants for the investor and 20,405 for the director. Based on restated results of operations, the Company would not have had the right to cancel the warrants and, accordingly, they would be outstanding at the end of each year. The Company originally reported earnings sufficient to achieve the specified earnings in fiscal 1996 as required under the $.01 Warrants. As a result, in fiscal 1997, the Company redeemed and canceled the remaining $.01 Warrants held by the investor and the director (133,756 in total). Based on restated results of operations, the Company would not have had the right to cancel the warrants in 1997.


11.  Commitments and Contingencies

     The Company operates principally at its clients' premises pursuant to written contracts ("Client Contracts"). The length of Client Contracts generally ranges from one to ten years with options to renew for periods of one to ten years. Certain of these Client Contracts provide for base rent and contingent rent. Aggregate rent expense under these agreements for fiscal 1996, 1995 and 1994 was $24,792, $22,453and $25,345 respectively.

     Future minimum commitments as of December 25, 1996 for all noncancellable operating leases and client contracts are as follows:


Year Ending                                         Amount
-----------                                         ------
1997                                                $2,751
1998                                                 1,628
1999                                                   605
2000                                                   410
2001                                                   301
Thereafter                                             150
                                                  --------
Total                                               $5,845
                                                  --------
                                                  --------

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

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



12. Income Taxes

     The income tax benefit consists of the following:

                                              Fiscal Years  Ended
                            -------------------------------------------------------
                             December 25,         December 27,        December 28,
                                 1996                1995               1994
                            -----------------  ------------------ -----------------
Current provision:
Federal                         $    --           $    --           $    --
State and local                      80                49                26
                                -------           -------           -------
Total current                        80                49                26
                                -------           -------           -------
Deferred:
Federal                          (1,588)           (1,312)             (330)
State and local                    (352)             (291)              (73)
                                -------           -------           -------
Total deferred                   (1,940)           (1,603)             (403)
                                -------           -------           -------
Total                           $(1,860)          $(1,554)          $  (377)
                                =======           =======           =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:



                                            December 25,    December 27,
                                               1996           1995
                                            -----------     ------------
Deferred tax assets:
Net operating loss carryforwards              $2,929          $1,767
Other                                            709             553
                                              ------          ------
Total deferred tax assets                      3,638           2,320
Deferred tax liabilities:
Tax in excess of book depreciation.            1,196           1,033
Excess tax deduction attributable to
contract rights                                6,765           4,616
Other                                            379              58
                                              ------          ------
Total deferred tax liabilities                 8,340           5,707
                                              ------          ------
Total                                         $4,702          $3,387
                                              ------          ------
                                              ------          ------

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



     The Company's effective income tax rate differed from the Federal statutory rate as follows:



                                                            Fiscal Years  Ended
                                                --------------------------------------------
                                                December 25,    December 27,    December 28,
                                                    1996            1995            1994
                                                ------------    ------------    ------------
Federal statutory rate                              (34.0)%         (34.0)%         (34.0)%
Excess of cost over fair value of net
assets acquired                                       4.4             0.6             7.0
State & local taxes net of Federal
tax benefits                                         (4.6)           (4.6)           (2.2)
Other, net                                            4.7             1.6             5.5
                                                     ----            ----            ----
Effective income tax rate                           (29.5)%         (36.4)%         (23.7)%
                                                     ----            ----            ----
                                                     ----            ----            ----


     At December 25, 1996, the Company had, for Federal income tax reporting, an estimated net operating loss carryforward of approximately $7,600 that expires at various dates through 2011.

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

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



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


                                                                 Fiscal   Quarters
                                                 ---------------------------------------------
                                                 First        Second      Third        Fourth
                                                -------      -------     --------     ---------
1996:
Net sales..................................     $24,930      $26,336      $37,730      $41,643
Gross profit...............................       2,637        2,402        4,491        2,291
Net loss before warrant accretion..........      (1,001)      (1,234)        (354)      (1,852)
Net loss per share of Common Stock (a).....     $ (1.00)     $  (.63)     $  (.06)      $  (.30)

1995:
Net sales..................................     $23,411      $20,071      $26,320      $25,580
Gross profit...............................       1,997        1,686        3,345        1,928
Net loss before warrant accretion..........     $  (789)     $(1,106)     $  (377)     $  (437)
Net loss per share of Common Stock (a).....     $  (.42)     $  (.54)     $  (.29)     $  (.51)


(a) Each period calculated separately.


17. Subsequent Events (Unaudited)

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

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



     On February 7, 1997, the Company made a second offering, as authorized by the Board of Directors, selling 2,689,000 shares at a price of $23.50 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain options) of approximately $59.1 million, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds were used to repay obligations under the Company's credit facility in effect prior to the public offering and the remainder was invested in short term investments in accordance with the Company's investment policy. Assuming this transaction had occurred at the beginning of fiscal year 1996, supplemental pro forma 1996 net loss per share would have been $0.27 and was calculated based upon (i) net loss adjusted for the reduction in interest expense resulting from the application of the net proceeds of the Offering to reduce indebtedness of the Company and (ii) the average number of shares of Common Stock outstanding as adjusted to reflect the sale by the Company of a number of shares in the Offering.

     On July 30, 1997, the Company entered into the Fourth Amended and Restated Loan Agreement (the "Credit Facility"), a $200 million credit facility with Bank Boston, N.A. as administrative agent, US Trust, as Documentation Agent, and certain banks and other financial institutions party thereto. The credit facility provides for (i) a five year working capital revolving credit line for general corporate purposes and letters of credit, in the maximum aggregate amount of $50 million (the "Working Capital Line") and (ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $150 million (the "Guidance Line"). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. Outstanding letters of credit issued under the Working Capital Line cannot exceed $25 million in the aggregate. The Guidance Line is available on a revolving basis until July 30, 2000, to fund the Company's acquisitions and for investments made in connection with facility agreements. At July 30, 2000, all loans outstanding under the Guidance Line will convert to term loans, payable quarterly over a three-year period. Interest on all loans under the Credit Facility are based on, at the Company's option, either a prime rate or a LIBOR rate plus an incremental rate based on a ratio of debt to EBITDA, not to be less than .75% or greater than 1.5%. EBITDA (as defined in the Credit Facility) represents earnings before interest expense, income tax expense, depreciation and amortization.

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

     The Credit Facility contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures, acquisitions and investments. In addition, the Credit Facility requires maintenance of (i) certain financial ratios, including ratios of total debt to EBITDA and EBITDA to interest paid and (ii) minimum EBITDA. As of March 6, 1998, the Company had no outstanding loans under the Guidance Line or the Working Capital Line but has outstanding obligations in respect of the Standby Letter of Credit issued by BankBoston, N.A.; or the benefit of the Maryland Stadium Authority ("MSA") in the amount of $10,000 which letter of credit was issued to secure the Company's obligation to pay MSA up to $20,000 over the term of the Company's Concessions Management Agreement with the Baltimore Ravens Limited Partnership dated August 14, 1997. The Company is currently in default under certain provisions of the Credit Facility and, on December 15, 1997, the Agent notified the Company that it would no longer extend loans to the Company under the Credit Facility.

     On July 30, 1997, the outstanding principal balance of the Ideal Convertible Notes (see Note 8) were converted into 76,332 shares of common stock.

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



     On August 6, 1997, the Company acquired 100% of the stock of Statewide Industrial Catering, Inc. ("Statewide"). Statewide provides contract food service to 25 school districts in the New York City Metropolitan Area. The purchase price was $3,200, consisting of cash, assumed debt of Statewide and a subordinated promissory note.

     On August 27, 1997, the Company acquired 100% of the stock of Best, Inc.("Best"). Best provides contract food service to approximately 150, healthcare, corrections, business dining and education clients. The purchase price was $26,500, consisting of cash and assumed debt.

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

     On December 15, 1997, the Company announced that preliminary indications were that the accounting problems were not limited to the incorrect capitalization of expenses and that periods prior to 1997 would also need to be restated. The Company also stated that the outside directors of the Company's Board of Directors (the "Outside Directors") had terminated the employment of Richard E. Kerley, Chairman of the Board and Chief Executive Officer, and Nelson
A. Barber, Senior Vice President and Treasurer.

     On December 16, 1997, the Company retained a crisis management firm and counsel to the Outside Directors retained an independent accounting firm to conduct a forensic review of the Company's accounting practices. On December 18, 1997, Neal F. Finnegan resigned as a director of the Company. On December 19, 1997, the Board of Directors held a special meeting and appointed a Special Committee (the "Special Committee") comprised of the Outside Directors.

     The Nasdaq Stock Market ("Nasdaq") suspended trading in shares of the Company's common stock on December 12, 1997. In early January 1998, Nasdaq commenced a proceeding to delist the common stock from trading. The Company promptly appealed Nasdaq's determination, resulting in a stay of the proceeding pending a hearing held on February 5, 1998. On March 3, 1998, trading of the Company's common stock recommenced.

     Counsel to the Special Committee met with representatives of the Securities and Exchange Commission (the "SEC") on January 12, 1998, at which time the SEC indicated it was pursuing an informal investigation. In February 1998, the SEC issued a formal order of investigation.

     On January 21, 1998, Mr. Kerley resigned as a director of the Company.

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



     Between December 15, 1997 and February 27, 1998, thirteen purported class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain of its officers and/or directors. On or about January 30, 1998, the Company was named as a defendant in an action arising out of the issuance and sale in October 1997 or $175 million in the aggregate principal amount of the Company's 5% Convertible Subordinated Notes due 2004 (the "Notes"). The plaintiffs allegedly purchased Notes in the aggregate principal amount of $7.5 million. The complaint alleges, among other things, that the Offering Memorandum prepared by the Company in connection with this offering contained materially false information. The complaint asserts various claims against the Company, including claims alleging violations of Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. The relief sought by plaintiffs includes damages, including the alleged difference in the value of the Notes when purchased and their actual value, or alternatively rescission of their purchase of the Notes, plus interest, costs and disbursements, and attorneys' fees. The Company is currently reviewing these complaints. The Company is currently unable to determine the potential affect of these lawsuits on its financial condition, results of operations, or cash flows.


     In connection with the Company's private offering of the Convertible Notes, the Company had agreed to file a shelf Registration Statement, which would cause the Convertible Notes to be freely tradable. As a result of the need to restate financial statements, the Company has been unable to file the shelf Registration Statement and, therefore, is obligated to pay liquidated damages on the Convertible Notes, from January 25, 1998, in the amount of $.05 per week per thousand dollar principal amount, subject to increase every quarter up to a maximum amount of approximately 1.3% per annum.

     In connection with the inquiry and restatement described above, the Company expects to incur costs of approximately $8 million to cover (i) the write-off of deferred debt costs in connection with the Credit Facility (see Note 7), (ii) the costs of legal, accounting and crisis management fees, and (iii) the cost of rescinding the 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters. Such costs are to be incurred in the fourth quarter of 1997 and throughout 1998.

18. Restatement of Consolidated Financial Statements

     Subsequent to the issuance of the Company's 1996 Consolidated Financial Statements, the Company's management determined that (i) certain overhead expenses had been improperly capitalized; (ii) insufficient reserves and accruals had been recorded, including inappropriate purchase accounting reserves; (iii) certain non-performing assets had not been written-off; (iv) improper revenue recognition had been used in regards to certain contracts and agreements; and (v) adjustments for the settlement of certain terminated contracts were not recorded.

     As a result, the Company's financial statements for the years ended December 25, 1996, December 27, 1995 and December 28, 1994 have been restated from the amounts previously reported to (i) reflect certain items previously improperly capitalized as period costs; (ii) adjust previously recorded reserves and accruals for certain items (iii) write off certain non-performing assets;
(iv) properly recognize revenue related to certain contracts and agreements; and
(v) record adjustments for the settlement of certain terminated contracts.

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)



    The summary of the significant effects of the restatement is as follows:



                                                                   For the Year Ended
                               ----------------------------------------------------------------------------------------------------
                                         December 25, 1996                December 27, 1995                   December 28, 1994
                                 As Previously                    As Previously                       As Previously
                                   Reported       As Restated       Reported        As Restated         Reported        As Restated
                               -----------------  -----------   ------------------  -----------      ----------------   -----------
Net sales ....................    $ 127,925       $ 130,639       $  95,462         $  95,382           $  82,119       $  82,113
Cost of sales ................      113,703         118,818          85,576            86,426              73,833          74,130
Gross profit .................       14,222          11,821           9,886             8,956               8,286           7,983
General and
administrative
expenses .....................        5,388          15,504           3,626            10,541               3,406           7,956
Income/(loss) from
operations ...................        8,834          (3,683)          6,260            (1,585)              4,880              27
Interest expense, net ........        2,330           2,618           2,479             2,678               1,629           1,617
Income/(loss) before tax
provision ....................        6,504          (6,301)          3,781            (4,263)              3,251          (1,590)
Tax provision/(benefit) ......        2,700          (1,860)          1,585            (1,554)              1,385            (377)
Net income/(loss) ............        3,804          (4,441)          2,196            (2,709)              1,866          (1,213)
Net income/(loss)
applicable to common
stockholders .................        2,504          (5,741)          1,296            (3,609)              1,616          (1,463)
Income/(loss) per share
of common stock ..............          .51           (1.39)            .39             (1.76)                .50            (.71)

                      FINE HOST CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)
                           (as restated, see Note 18)




                                                              As of December 25, 1996             As of December 27, 1995
                                                           -----------------------------       ------------------------------
                                                           As Previously                       As Previously
                                                             Reported        As Restated          Reported        As Restated
                                                           -------------     -----------       -------------      -----------
Cash and cash equivalents .........................          $  4,724          $  4,747           $    634          $    634
Accounts receivable ...............................            14,580            12,065              7,548             6,782
Inventories .......................................             3,260             3,260              2,099             2,099
Prepaid expenses and other current assets .........             3,749             1,658              2,413             1,850
Total current assets ..............................            26,313            21,730             12,694            11,365
Contract rights, net ..............................            22,869            16,909             12,866             6,316
Fixtures and equipment, net .......................            24,057            17,300             15,829            13,271
Excess of cost over fair value of net assets
  acquired, net ...................................            34,362            31,527             13,406            13,591
Other assets ......................................             9,842             8,527              5,786             4,445
Total assets ......................................           117,443            95,993             60,581            48,988

Accounts payable and accrued expenses .............            18,690            22,174             12,467            14,383
Current portion of long-term debt .................                                 264              2,981             2,981
Total current liabilities .........................            21,735            25,483             17,193            19,109
Deferred income taxes .............................            12,360             4,702              6,421             3,387
Long-term debt ....................................            31,562            32,250             15,326            15,326
Total liabilities .................................            70,671            67,449             47,819            46,701
Additional paid-in capital ........................            41,778            42,270              8,933             8,933
Retained earnings (deficit) .......................             5,121           (13,599)             2,617             7,858
Total stockholders' equity/deficiency in net assets            46,772            28,544             11,382               907
Total liabilities and stockholders'
  equity/deficiency in net assets .................           117,443            95,993             60,581            48,988


                                               As Previously
                                                 Reported        As Restated
                                               --------------    -----------

Balance at December 29, 1993

Deficit                                           $  295             $2,786

(a)(2)   Financial Statement Schedules


         None.


(a)(3)   Exhibits



       Exhibit No.             Description
       -----------             -----------

             11                Computations of Per Share Loss
             23                Consent of Deloitte & Touche LLP
             27                Financial Data Schedule


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

                                     FINE HOST CORPORATION


                                    By: /s/Catherine B. James
                                        ----------------------
                                 Name:  Catherine B. James
                                 Title: Executive Vice President and Chief
                                        Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial (Officer)

                                 Date:  March 24, 1998

                                  EXHIBIT INDEX


           Exhibit No.     Description
           -----------     -----------

               11          Computations of Per Share Loss
               23          Consent of Deloitte & Touche LLP
               27          Financial Data Schedule


