Form 10-Q/A
period 1997-03-26
FINE HOST CORP
filed 1998-04-14
CIK 1011584

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

           Yes  X  No
               ---    ---


The Registrant had 8,959,266 shares of common stock, $.01 par value, outstanding as of May 8, 1997.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                          Page No.
                                                                                          --------
ITEM 1  -   Financial Statements (unaudited)

        *   Consolidated Balance Sheets (as restated) - March 26, 1997 and
            December 25, 1996                                                                 3

        *   Consolidated Statements of Operations (as restated) - Three Months
            Ended March 26, 1997 and March 27, 1996                                           4

        *   Consolidated Statement of Stockholders' Equity (as restated) - Three
            Months Ended March 26, 1997                                                       5

        *   Consolidated Statements of Cash Flows (as restated) - Three Months
            Ended March 26, 1997 and March 27, 1996                                           6

        *   Notes to Consolidated Financial Statements (as restated)                        7 - 13

ITEM 2  -   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                          14 - 17


                     PART II - OTHER INFORMATION

ITEM 6  -   Exhibits and Reports on Form 8-K                                                 18

            Signature                                                                        19


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        March 26, 1997            December 25, 1996
                                                                        --------------            -----------------
                                                                        (unaudited)
                                                                                (as restated, see Note 9)
                                   ASSETS
Current assets:
  Cash and cash equivalents                                               $  13,911                   $    4,747
  Accounts receivable                                                        16,108                       12,065
  Inventories                                                                 5,133                        3,260
  Prepaid expenses and other current assets                                   1,545                        1,658
                                                                         -----------                 ------------
       Total current assets                                                  36,697                       21,730

Contract rights, net                                                         20,425                       16,909
Fixtures and equipment, net                                                  24,778                       17,300
Excess of cost over fair value of net assets acquired, net                   35,924                       31,527
Contract loans and notes receivable                                           3,592                        3,010
Other assets                                                                  5,107                        5,517
                                                                         -----------                 ------------
       Total assets                                                        $126,523                    $  95,993
                                                                         -----------                 ------------
                                                                         -----------                 ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                   $  25,771                    $  22,174
  Current portion of long-term debt                                             264                          264
  Current portion of subordinated debt                                        1,765                        3,045
                                                                         -----------                 ------------
       Total current liabilities                                             27,800                       25,483

Deferred income taxes                                                         5,220                        4,702
Long-term debt                                                                2,094                       32,250
Subordinated debt                                                             5,509                        5,014
                                                                         -----------                 ------------
       Total liabilities                                                     40,623                       67,449
                                                                         -----------                 ------------


Stockholders' equity:

  Common Stock, $.01 par value, 25,000,000 shares authorized,
  8,955,766 and 6,212,016 issued and outstanding at
  March 26, 1997 and December 25, 1996, respectively                             90                           62
  Additional paid-in capital                                                102,043                       42,270
  Accumulated deficit                                                       (16,077)                     (13,599)
  Receivables from stockholders for purchase of Common Stock                   (156)                        (189)
                                                                         -----------                 ------------
       Total stockholders' equity                                            85,900                       28,544
                                                                         -----------                 ------------
          Total liabilities and stockholders' equity                       $126,523                    $  95,993
                                                                         -----------                 ------------
                                                                         -----------                 ------------


     See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                     (UNAUDITED AND AS RESTATED, SEE NOTE 9)


                                                                                         Three Months Ended
                                                                                  -----------------------------
                                                                                      March 26,       March 27,
                                                                                        1997            1996
                                                                                  -------------    ------------
Net sales                                                                             $54,333         $27,710
Cost of sales                                                                          49,484          25,073
                                                                                     ---------       ---------
  Gross profit                                                                          4,849           2,637
General and administrative expenses                                                     7,645           2,991
                                                                                     ---------       ---------
  Loss from operations                                                                 (2,796)           (354)
Interest expense, net                                                                     532           1,066
                                                                                     ---------       ---------
  Loss before tax benefit                                                              (3,328)         (1,420)
Tax benefit                                                                              (850)           (419)
                                                                                     ---------       ---------
  Net loss                                                                             (2,478)         (1,001)
Accretion to redemption value of warrants                                                  -           (1,040)
                                                                                     ---------       ---------
  Net loss attributable
   to Common Stockholders                                                            $ (2,478)       $ (2,041)
                                                                                     ---------       ---------
                                                                                     ---------       ---------

Loss per share
   of Common Stock                                                                 $     (.32)     $   (1.00)
                                                                                     ---------       ---------
                                                                                     ---------       ---------
Average number of shares
   of Common Stock outstanding                                                          7,669           2,048
                                                                                     ---------       ---------
                                                                                     ---------       ---------


     See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                     (UNAUDITED AND AS RESTATED, SEE NOTE 9)

                                                                                                  Receivables
                                                                                                     from
                                                                                                  Stockholders
                                                                                                      for
                                                Common Stock         Additional                    Purchase of
                                              ------------------      Paid-In       Accumulated      Common       Stockholders'
                                                Shares    Amount      Capital       Deficit          Stock           Equity
                                              ---------   ------     ----------     -----------   ------------    -------------
Balance, December 25, 1996                    6,212,016     $62       $42,270        $(13,599)        $(189)         $28,544
Shares issued in connection
    with follow-on public offering            2,689,000      27        59,073              -              -           59,100
Options exercised                                54,750       1           700              -              -              701
Stockholder Receivable collected                      -       -             -              -             33               33
Net loss                                              -       -             -         (2,478)             -           (2,478)
                                              ---------   ------     ----------     -----------   ------------    -------------

Balance, March 26, 1997                       8,955,766     $90      $102,043       $(16,077)         $(156)        $ 85,900
                                              ---------   ------     ----------     -----------   ------------    -------------
                                              ---------   ------     ----------     -----------   ------------    -------------

      See accompanying notes to unaudited consolidated financial statements

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                     (UNAUDITED AND AS RESTATED, SEE NOTE 9)



                                                                                      Three Months Ended
                                                                               -----------------------------------
                                                                                  March 26,             March 27,
                                                                                    1997                  1996
                                                                               --------------         ------------
Cash flows from operating activities:

Net loss                                                                         $(2,478)              $(1,001)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                                   1,643                   628
   Deferred income tax benefit                                                      (900)                 (419)
 Changes in operating assets and liabilities, net of effects from acquisition of businesses:
     Accounts receivable                                                          (1,622)                  197
     Inventories                                                                    (369)                 (314)
     Prepaid expenses and other current assets                                       312                   728
     Accounts payable and accrued expenses                                         1,900                 1,668
   Decrease in other assets                                                          913                   271
                                                                                ----------             ---------
       Net cash (used in) provided by operating activities                          (600)                1,758
                                                                                ----------             ---------

Cash flows from investing activities:
     Direct payments to acquire contracts                                            (67)               (2,479)
     Purchases of fixtures and equipment                                          (3,047)                 (768)
     Acquisition of businesses, net of cash acquired                             (11,500)               (3,215)
     Collection of notes receivable                                                 --                      19
                                                                                ----------             ---------
       Net cash used in investing activities                                     (14,614)               (6,443)
                                                                                ----------             ---------

Cash flows from financing activities:
     Borrowings under long-term debt agreement                                         -                 6,909
     Proceeds from issuance of common stock                                       59,133                     -
     Payment of long-term debt                                                   (35,185)                 (865)
     Payment of subordinated debt                                                   (271)                 (272)
     Proceeds from exercise of options                                               701                  -
                                                                                ----------             ---------
Net cash provided by financing activities                                         24,378                 5,772
                                                                                ----------             ---------
Net increase in cash                                                               9,164                 1,087
Cash, beginning of period                                                          4,747                   634
                                                                                ----------             ---------
Cash, end of period                                                              $13,911                $1,721
                                                                                ----------             ---------
                                                                                ----------             ---------


Supplemental disclosure of non-cash financing activities:
         A capital lease obligation of $1,159 was incurred in the first quarter of 1996 when the Company entered into a lease agreement for new equipment.


     See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                     (UNAUDITED AND AS RESTATED, SEE NOTE 9)


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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited and restated financial statements include all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three months ended March 26, 1997 and March 27, 1996. The accompanying unaudited and restated consolidated financial statements should be read in conjunction with the restated consolidated financial statements of the Company and notes thereto for the fiscal year ended December 25, 1996 included in the Company's Annual Report on Form 10-K/A.

     LOSS PER SHARE--Loss per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding during each period, unless antidilutive. In calculating loss per share, net loss has been increased for the accretion to the redemption value of warrants by $1,040 for the three months ended March 27, 1996.

    ACCOUNTING PRONOUNCEMENTS -- In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 is effective for financial statements for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. On a pro forma basis computed in accordance with SFAS No. 128 and before warrant accretion, basic EPS would have been $(.32) and $(1.00) for the three months ended March 26, 1997 and March 27, 1996, respectively.

   RECLASSIFICATION--Certain prior year amounts and balances have been reclassified to conform to the current presentation. In addition, revenue and expenses for a limited number of the Company's management fee contracts that contain a fixed minimum fee have been increased to reflect the gross up of the volume of activity with respect to reimbursed costs. For these contracts, the revenues generated at the location are used to pay for all expenses incurred in providing food and beverage service, and the excess of revenues over operating expenses and management fees are distributed to the client. For these contracts, reimbursed costs included in net sales and cost of sales were $3,599 and $2,780 in the first quarter of fiscal 1997 and 1996, respectively. Previously, only the fee earned under the contract was included in net sales.

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

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                     (UNAUDITED AND AS RESTATED, SEE NOTE 9)


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

     The following table summarizes pro forma information with respect to the income statement data for the three months ended March 26, 1997 and March 27, 1996, as if the acquisitions of Serv-Rite and Service Dynamics had been completed as of the beginning of such period. No adjustment for acquisition synergies (i.e. overhead reductions) have been reflected:

                                                                               THREE MONTHS ENDED
                                                                          -----------------------------
                                                                           MARCH 26,         MARCH 27,
                                                                             1997              1996
                                                                          -----------       -----------
                  SUMMARY STATEMENT OF INCOME DATA:
                  Net sales                                                  $57,079            $38,163
                  Loss from operations                                        (2,778)             (612)
                  Net loss before warrant accretion                           (2,439)            (1,409)
                  Net loss per share before warrant
                    accretion                                                $ (.32)            $ (.69)
                                                                          -----------       -----------
                                                                          -----------       -----------

    This pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.


3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:


                                                                              MARCH 26,       DECEMBER 25,
                                                                                1997             1996
                                                                             ----------       -----------
                  Accounts payable                                            $10,916          $ 9,138
                  Accrued wages and benefits                                    4,119            2,682
                  Accrued rent to clients                                       3,925            3,287
                  Accrued other                                                 6,811            7,067
                                                                             ----------       ----------
                  Total                                                       $25,771          $22,174
                                                                             ----------       ----------
                                                                             ----------       ----------

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                     (UNAUDITED AND AS RESTATED, SEE NOTE 9)


4. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                           MARCH 26,      DECEMBER 25,
                                                                             1997             1996
                                                                          ----------      -----------

                  Working Capital Line                                      $ 1,461         $15,818
                  Guidance Line                                                 -            15,744
                  Capital Lease Obligation, effective interest
                    rate of 5.2%                                                633             688
                                                                          ----------      -----------
                     Total                                                  $ 2,094         $32,250
                                                                          ----------      -----------
                                                                          ----------      -----------


    The net proceeds from the follow on public offering on February 12, 1997, including the exercise of the over allotment option granted to the underwriters (see Note 5), were used to repay all of the long term debt outstanding at the close of the transaction.

   The Company's bank agreement was amended and restated on June 19, 1996 in connection with the initial public offering (the "Credit Facility") and provides for (i) a working capital revolving credit line (the "Working Capital Line") for general obligations and letters of credit of the Company, in the maximum amount of $20,000, and (ii) a line of credit to provide for future expansion by the Company (the "Guidance Line") in the maximum amount of $55,000. The maximum borrowing under the Credit Facility was $75,000 as of March 26, 1997. The Credit Facility terminates on April 30, 1999.

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

   The Credit Facility contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures and commitments. Additional obligations require maintenance of certain financial ratios, including the ratio of total debt to operating cash flow, operating cash flow to cash interest expense, and minimum net worth and operating cash flow. The Credit Facility also contains prohibitions on the payment of dividends.

   On July 30, 1997, the Company entered into the Fourth Amended and Restated Loan Agreement, a $200 million credit facility with Bank Boston, N.A., as Administrative Agent (the "Administrative Agent"), U.S. Trust, as Documentation Agent, and certain banks and other financial institutions party thereto (the "Credit Facility") (see Note 8).


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

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                     (UNAUDITED AND AS RESTATED, SEE NOTE 9)


remainder of the net proceeds was invested in short term investments in accordance with the Company's investment policy.


6. INCOME TAXES

     For the three months ended March 26, 1997 the Company recorded a tax benefit of $850, of which $900 was a deferred benefit and $50 was a current provision. In addition, the Company had, for Federal income tax reporting, an estimated net operating loss carryforward of approximately $10,301 that will expire at various dates through 2012.


7.  MAJOR CLIENT

    One client represented 8.0% and 15.0% of net sales for the three months ended March 26, 1997 and March 27, 1996, respectively.


8.  SUBSEQUENT EVENTS

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

    The Credit Facility contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures, acquisitions and investments. In addition, the Credit Facility requires maintenance of (i) certain financial ratios, including ratios of total debt to EBITDA and EBITDA to interest paid and (ii) minimum EBITDA. The Company is currently in default under certain provisions of the Credit Facility and, on December 15, 1997, the Administrative Agent notified the Company that it would no longer extend loans to the Company under the Credit Facility. As of February 28, 1998, the Company had no outstanding loans under the Guidance Line or the Working Capital Line but has outstanding obligations in respect of the Standby Letter of Credit issued by BankBoston, N.A., for the benefit of the Maryland Stadium Authority ("MSA") in the amount of

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                     (UNAUDITED AND AS RESTATED, SEE NOTE 9)


$10,000 which letter of credit was issued to secure the Company's obligation to pay MSA up to $20,000 over the term of the Company's Concessions Management Agreement with the Baltimore Ravens Limited Partnership dated August 14, 1997 ("MSA LC"). On March 12, 1998, the Credit Facility was amended to terminate the commitments of the banks thereunder, except with respect to the $10 million MSA LC.

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

    On October 3, 1997, the Company acquired 100% of the stock of Total Food Service Direction, Inc., ("Total"). Total provides contract food services to 35 business dining and educational facilities in Southern Florida. The purchase price was approximately $4,900 consisting of cash and subordinated promissory notes to the sellers.

    On October 27, 1997, the Company issued $175.0 million of 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") in a private placement under Rule 144A of the Securities Act of 1933. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding long term debt. The remaining proceeds were invested in short-term investments in accordance with the Company's investment policy.

    On December 12, 1997, the Company announced that the Audit Committee of its Board of Directors had instructed the commencement of an inquiry (the "inquiry") into certain accounting practices, including the capitalization of certain expenses, and that the Audit Committee determined on December 12, 1997, based upon their preliminary inquiry, that certain expenses incurred during 1997 were incorrectly capitalized rather than expensed in the period in which they were incurred. The Company stated that it believed the amounts would be material and that earnings for each of the first three quarters of 1997 would need to be restated.

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

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                     (UNAUDITED AND AS RESTATED, SEE NOTE 9)


    The Nasdaq Stock Market ("Nasdaq") suspended trading in shares of the Company's common stock on December 12, 1997. In early 1998, Nasdaq commenced a proceeding to delist the common stock from trading. The Company promptly appealed Nasdaq's determination, resulting in a stay of the proceeding pending a hearing that was held on February 5, 1998. On March 3, 1998, trading of the Company's common stock recommenced.

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

    In connection with the inquiry and restatement described above, the Company expects to incur costs of approximately $10 million to cover (i) the write-off of deferred debt costs in connection with the Credit Facility which is no longer available to the Company (see Note 4), (ii) the costs of legal, accounting and crisis management fees, and (iii) the cost of rescinding a 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters. Such costs are to be incurred in the fourth quarter of 1997 and throughout 1998.

    The Company announced on February 11, 1998 that it had engaged Price Waterhouse LLP as its independent auditor for the fiscal year ended December 31, 1997. Price Waterhouse replaced Deloitte & Touche LLP, who had served as the Company's independent auditors since 1985.

9.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

    Subsequent to the issuance of the Company's March 26, 1997 Consolidated Financial Statements, the Company's management determined that (i) certain overhead expenses had been improperly capitalized; (ii) insufficient reserves and accruals had been recorded; (iii) inappropriate charges to acquisition liabilities had been recorded; (iv) certain non-performing assets had not been written off; (v) improper revenue recognition had been used

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                     (UNAUDITED AND AS RESTATED, SEE NOTE 9)


in regards to certain contracts and agreements; and (vi) adjustments for the settlement of certain terminated contracts were not recorded.

    As a result, the Company's financial statements as of March 26, 1997 and December 25, 1996 and for the three months ended March 26, 1997 and March 27, 1996 have been restated from the amounts previously reported to (i) reflect certain items previously improperly capitalized as period costs; (ii) adjust previously recorded reserves and accruals for certain items; (iii) expense items that had previously been charged to inappropriately established acquisition liabilities; (iv) write-off certain non-performing assets; (v) properly recognize revenue related to certain contracts and agreements; and (vi) record adjustments for the settlement of certain terminated contracts.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                     (UNAUDITED AND AS RESTATED, SEE NOTE 9)


    The summary of the significant effects of the restatement is as follows:

                                                                MARCH 26, 1997                    MARCH 27, 1996
                                                           ------------------------          -------------------------
                                                               AS                                AS
                                                           PREVIOUSLY         AS             PREVIOUSLY         AS
                                                            REPORTED       RESTATED           REPORTED       RESTATED
                                                           ----------      --------          -----------     ---------
Net Sales                                                    $49,452        $54,333            $24,160        $27,710
Cost of Sales                                                 44,210         49,484             21,630         25,073
Gross Profit                                                   5,242          4,849              2,530          2,637
General and administrative expenses                            3,215          7,645              1,336          2,991
Income/(loss) from operations                                  2,027         (2,796)             1,194           (354)
Interest expense, net                                            538            532                767          1,066
Income/(loss) before tax provision (benefit)                   1,489         (3,328)               427         (1,420)
Tax provision/(benefit)                                          641           (850)               168           (419)
Net income/(loss)                                                848         (2,478)               259         (1,001)
Net income/(loss) available to common stockholders               848         (2,478)              (781)        (2,041)
Income/(loss) per share of common stock                          .11           (.32)              (.23)         (1.00)


                                                             AS OF MARCH 26, 1997            AS OF DECEMBER 25, 1996
                                                           ------------------------          -------------------------
                                                               AS                                AS
                                                           PREVIOUSLY         AS             PREVIOUSLY         AS
                                                            REPORTED       RESTATED           REPORTED       RESTATED
                                                           ----------      --------          -----------     ---------
Cash and equivalents                                         $13,764        $13,911          $   4,724       $  4,747
Accounts receivable                                           19,079         16,108             14,580         12,065
Inventories                                                    5,014          5,133              3,260          3,260
Prepaid expenses and other current assets                      4,424          1,545              3,749          1,658
Total current assets                                          42,281         36,697             26,313         21,730
Contract rights, net                                          28,896         20,425             22,869         16,909
Fixtures and equipment, net                                   30,987         24,778             24,057         17,300
Excess of cost over fair value of net assets acquired, net    41,873         35,924             34,362         31,527
Contract loans and notes receivable                                -          3,592                  -          3,010
Other assets                                                   9,530          5,107              9,842          5,517
Total assets                                                 153,567        126,523            117,443         95,993

Accounts payable and accrued expenses                         24,378         25,771             18,690         22,174
Current portion of long-term debt                                  -            264                  -            264
Current portion of subordinated debt                           1,765          1,765              3,045          3,045
Total current liabilities                                     26,143         27,800             21,735         25,483
Deferred income taxes                                         13,000          5,220             12,360          4,702
Long-term debt                                                 1,461          2,094             31,562         32,250
Subordinated debt                                              5,509          5,509              5,014          5,014
Total liabilities                                             46,113         40,623             70,671         67,449
Additional paid-in capital                                   101,551        102,043             41,778         42,270
Retained earnings (accumulated deficit)                        5,969        (16,077)             5,121        (13,599)
Total stockholders' equity                                   107,454         85,900             46,772         28,544
Total liabilities and stockholders' equity                   153,567        126,523            117,443         95,993


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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:

                                                     THREE MONTHS ENDED
                                               -----------------------------
                                                MARCH 26,         MARCH 27,
                                                  1997              1996
                                               ----------        -----------
Net sales                                        100.0%            100.0%
Cost of sales                                     91.1              90.5
                                                 ------            ------
  Gross profit                                     8.9               9.5
General and administrative expenses               14.1              10.8
                                                 ------            ------
  Loss from operations                            (5.2)             (1.3)
Interest expense, net                              1.0               3.8
                                                 ------            ------
  Loss before tax benefit                         (6.2)             (5.1)
Tax benefit                                       (1.6)             (1.5)
                                                 ------            ------
  Net loss before warrant accretion               (4.6)%            (3.6)%
                                                 ------            ------
                                                 ------            ------


     The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:


                                                     THREE MONTHS ENDED
                                         ------------------------------------------
                                                MARCH 26,            MARCH  27,
                                                   1997                1996
                                         ------------------      ------------------

Recreation and Leisure                      $ 8,196   15.1%       $8,607   31.1%
Convention Centers                           17,006   31.3        13,676   49.4
Education                                    14,135   26.0         3,068   11.0
Business Dining                              14,996   27.6         2,359    8.5
                                           --------   -----     --------  ------
     Total                                  $54,333  100.0%      $27,710  100.0%
                                           --------   -----     --------  ------
                                           --------   -----     --------  ------

THREE MONTHS ENDED MARCH 26, 1997 COMPARED TO THREE MONTHS ENDED MARCH 27, 1996

    NET SALES. The Company's net sales increased 96% to $54.3 million for the three months ended March 26, 1997 from $27.7 million for the three months ended March 27, 1996. Net sales increased in all market areas except Recreation and Leisure. However, excluding from the first quarter of 1996 the one time sales from food service at Super Bowl XXX, net sales from the Recreation and Leisure market increased from new and existing contracts. Net sales from Convention Centers increased 24% primarily as a result of increased sales from new and existing contracts. Net sales in Education and Business Dining more than doubled, primarily as a result of the impact of acquisitions in 1996 and 1997.

     GROSS PROFIT. Gross profit increased to $4.8 million or 8.9% of net sales, from $2.6 million or 9.5% of net sales for the comparable 1996 period. The decrease in gross profit as a percentage of net sales was attributable to the increased activity in the lower margin business dining and education markets, as well as $0.4 million of write downs of the carrying value of certain assets.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $7.6 million (or 14.1% of net sales) for the three months ended March 26, 1997 from $3.0 million (or 10.8% of net sales) for the three months ended March 27, 1996. The increase was attributable primarily to the Company's continued investment in training programs, regional and accounting management and additional sales personnel to support its current and future growth plans. In addition, there were significant expenses relating to the performance of duplicate functions by personnel at the following acquired companies: Sun West, Ideal, PCS, Republic, Service Dynamics and Serv-Rite. A portion of these costs were eliminated during 1997, with the remainder expected to be eliminated during the first half of 1998.

     OPERATING LOSS. Operating loss increased to $2.8 million for the three months ended March 26, 1997, from $0.4 million for the three months ended March 27, 1996, primarily as a result of the factors discussed above.

     INTEREST EXPENSE. Interest expense decreased approximately $534 for the three months ended March 26, 1997, due to decreased debt levels resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial and follow-on public offerings.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its capital requirements from a combination of operating cash flow, debt and equity financing. Cash flow from operating activities was a use of funds of approximately $0.6 million and a source of funds of $1.8 million for the three months ended March 26, 1997 and March 27, 1996. The reduction in the source of funds from operations quarter over quarter resulted primarily from the increase in net working capital requirements as a result of the expansion into the Education market, partially offset by the increase in unit operating cash flow.

     EBITDA was $(1.0) million or (2.0)% of net sales and $0.4 million or 1.5% of net sales for the three months ended March 26, 1997 and March 27, 1996, respectively. The decrease in EBITDA as a percentage of net sales was attributable to an increase in general and administrative expenses. EBITDA represents earnings before interest expense, income tax expense and depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP as a measure of the Company's profitability or liquidity.

    Cash flows used in investing activities were approximately $14.6 million and $6.4 million for the three months ended March 26, 1997 and March 27, 1996, respectively. The increase in use of funds was primarily a result of investments in acquired companies.

    On December 30, 1996, the Company acquired Service Dynamics for a purchase price of approximately $3.0 million. On January 23, 1997 the Company acquired Serv-Rite for a purchase price of approximately $8.0 million. The Company's acquisitions are generally financed through cash from working capital and from the Company's credit facility.

    At March 26, 1997 the Company's current assets exceeded its current liabilities, resulting in a working capital surplus of $8.5 million. The surplus resulted primarily from an increase in trade receivables related to the new acquisitions in the Education and Business Dining markets, which generally invest in shorter term assets (i.e., accounts receivable), as compared to the Company's Recreation and Leisure business, which invests in longer term assets (i.e., fixtures and equipment). There was a working capital deficiency of $3.8 million at December 25, 1996. The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

    On February 12, 1997, the Company completed the follow-on public offering, resulting in net proceeds to the Company of approximately $59.1 million after deducting underwriting discounts and certain expenses. The proceeds of the follow on offering were used to repay obligations under the Credit Facility and for general working capital purposes.

    As of March 26, 1997, the Company believed that the invested proceeds of its follow-on public offering, internally generated funds and amounts available under the Credit Facility were sufficient to satisfy the Company's then anticipated capital requirements for at least the next twelve months.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)  Exhibits:

    11         Computations of Per Share Loss

    27         Financial Data Schedule

----------------------------------------------------------------------------

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fine Host Corporation

By: /s/ Catherine B. James
   --------------------------------------------------------
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: April 14, 1998

                                  EXHIBIT INDEX



             EXHIBIT NO.                                   DESCRIPTION
             -----------                                   ------------
                  11                                       Computations of Per Share Loss

                  27                                       Financial Data Schedule
