Form 10-Q/A
period 1997-06-25
FINE HOST CORP
filed 1998-04-14
CIK 1011584

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                (Amendment No. 2)

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
                                (203) 629 - 4320


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past90 days.          Yes X  No
                                              ---   ---


The Registrant had 9,045,444 shares of common stock, $.01 par value, outstanding as of August 8, 1997.

                                TABLE OF CONTENTS

                         Part I - Financial Information


                                                                                  Page No.
                                                                                  --------
Item 1   -    Financial Statements (unaudited)

         *    Consolidated Balance Sheets (as restated) - June 25, 1997 and
              December 25, 1996                                                       3

         *    Consolidated Statements of Operations (as restated) - Three and
              Six Months Ended June 25, 1997 and June 26, 1996                        4

         *    Consolidated Statement of Stockholders= Equity (as restated) -
              Six Months Ended June 25, 1997                                          5

         *    Consolidated Statements of Cash Flows (as restated) - Six Months
              Ended June 25, 1997 and June 26, 1996                                   6

         *    Notes to Consolidated Financial Statements (as restated)              7 - 14


Item 2   -    Management=s Discussion and Analysis of Financial Condition and

              Results of Operations                                                15 - 18


              Part II - Other Information

Item 6   -   Exhibits and Reports on Form 8-K                                         19


             Signature                                                                20

Part I.  Financial Information
Item 1.  Financial Statements


                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (amounts in thousands, except share and per share data)


                                                                           June 25, 1997          December 25, 1996
                                                                           -------------          -----------------
                                                                            (unaudited)
                                                                                  (as restated, see Note 10)
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                  $  16,158                  $  4,747
  Accounts receivable                                                           16,271                    12,065
  Inventories                                                                    5,471                     3,260
  Prepaid expenses and other current assets                                      1,715                     1,658
                                                                             ---------                   -------
       Total current assets                                                     39,615                    21,730

Contract rights, net                                                            17,642                    16,909
Fixtures and equipment, net                                                     24,790                    17,300
Excess of cost over net assets acquired, net                                    37,830                    31,527
Contract loans and notes receivable                                              2,821                     3,010
Other assets                                                                     4,739                     5,517
                                                                             ---------                   -------
       Total assets                                                          $ 127,437                  $ 95,993
                                                                             ---------                   -------
                                                                             ---------                   -------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                      $  26,866                  $ 22,174
  Current portion of long-term debt                                                264                       264
  Current portion of subordinated debt                                           2,521                     3,045
                                                                             ---------                  --------
       Total current liabilities                                                29,651                    25,483

Deferred income taxes                                                            3,366                     4,702
Long-term debt                                                                   8,550                    32,250
Subordinated debt                                                                3,386                     5,014
                                                                             ---------                  --------
       Total liabilities                                                        44,953                    67,449
                                                                             ---------                  --------

Stockholders' equity:

  Common Stock, $.01 par value, 25,000,000 shares authorized,
  8,963,112 and 6,212,016 issued and outstanding at
  June 25, 1997 and December 25, 1996, respectively                                 90                        62
  Additional paid-in capital                                                   102,207                    42,270
  Accumulated deficit                                                          (19,657)                  (13,599)
  Receivables from stockholders for purchase of Common Stock                      (156)                     (189)
                                                                             ---------                  --------
       Total stockholders' equity                                               82,484                    28,544
                                                                             ---------                  --------
          Total liabilities and stockholders' equity                         $ 127,437                  $ 95,993
                                                                             ---------                  --------
                                                                             ---------                  --------



     See accompanying notes to unaudited consolidated financial statements.

                      FINEHOST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                    (unaudited and as restated, see Note 10)



                                                                 Three Months Ended                    Six Months Ended
                                                              ------------------------             ------------------------
                                                                June 25,     June 26,              June 25,        June 26,
                                                                 1997         1996                      1997        1996
                                                              -----------  -----------             -----------  -----------

Net sales                                                       $57,231      $30,688                 $111,564     $58,398
Cost of sales                                                    54,940       28,286                  104,424      53,359
                                                              -----------  -----------             -----------  -----------
  Gross profit                                                    2,291        2,402                    7,140       5,039
General and administrative expenses                               6,847        3,402                   14,492       6,393
                                                              -----------  -----------             -----------  -----------
  Loss from operations                                           (4,556)      (1,000)                  (7,352)     (1,354)
Interest expense, net                                               283          751                      815       1,817
                                                              -----------  -----------             -----------  -----------
  Loss before tax benefit                                        (4,839)      (1,751)                  (8,167)     (3,171)
Tax benefit                                                      (1,259)        (517)                  (2,109)       (936)
                                                              -----------  -----------             -----------  -----------
  Net loss                                                       (3,580)      (1,234)                  (6,058)     (2,235)
Accretion to redemption value of warrants                             -         (260)                       -      (1,300)
                                                              -----------  -----------             -----------  -----------
  Net loss attributable
   to Common Stockholders                                      $ (3,580)    $ (1,494)              $   (6,058)   $ (3,535)
                                                              -----------  -----------             -----------  -----------
                                                              -----------  -----------             -----------  -----------
Loss per share
   of Common Stock                                           $     (.40)  $     (.63)             $       (.73)  $   (1.60)
                                                              -----------  -----------             -----------  -----------
                                                              -----------  -----------             -----------  -----------
Average number of shares
   of Common Stock outstanding                                    8,904        2,378                    8,314       2,213
                                                              -----------  -----------             -----------  -----------
                                                              -----------  -----------             -----------  -----------






      See accompanying notes to unaudited consolidated financial statements

                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (amounts in thousands, except share data)
                    (unaudited and as restated, see Note 10)




                                                                                           Receivables
                                                                                              from
                                                                                           Stockholders
                                                                                              for
                                             Common Stock        Additional                Purchase of
                                        -----------------------   Paid-In    Accumulated      Common      Stockholders'
                                          Shares       Amount     Capital      Deficit        Stock          Equity
                                        ----------   ----------  ----------  -----------   ------------   -------------
Balance, December 25, 1996               6,212,016      $62      $  42,270   $(13,599)        $(189)       $  28,544
Shares issued in connection
    with follow-on public offering       2,689,000       27         59,073         --            --           59,100
Options exercised                           59,900        1            804         --            --              805
Stockholder Receivable collected                --       --             --         --            33               33
Stock issued to non-employee directors       2,196       --             60         --            --               60
Net loss                                        --       --             --     (6,058)           --           (6,058)
                                        ----------   ----------  ----------  -----------   ------------   -------------
Balance, June 25, 1997                   8,963,112      $90      $102,207    $(19,657)        $(156)         $82,484
                                        ----------   ----------  ----------  -----------   ------------   -------------
                                        ----------   ----------  ----------  -----------   ------------   -------------


     See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  (amounts in thousands, except per share data)
                    (unaudited and as restated, see Note 10)


                                                                                     Six Months Ended
                                                                              -----------------------------
                                                                                 June 25,         June 26,
                                                                                  1997              1996
                                                                              ------------     ------------
Cash flows from operating activities:
Net loss                                                                        $(6,057)           $(2,235)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                                  4,291              1,510
   Deferred income tax benefit                                                   (2,209)              (936)
   Loss from terminated contract                                                    675                 --
   Changes in operating assets and liabilities, net of effects from acquisition of businesses:
     Accounts receivable                                                         (1,786)               299
     Inventories                                                                   (570)              (298)
     Prepaid expenses and other current assets                                       69                473
     Accounts payable and accrued expenses                                        1,882              1,558
   Decrease (increase) in other assets                                            1,569             (1,224)
                                                                              ------------     ------------
           Net cash used by operating activities                                 (2,136)              (853)

Cash flows from investing activities:
     Direct payments to acquire contracts                                           (75)            (3,053)
     Purchases of fixtures and equipment                                         (4,186)              (734)
     Sales of fixtures and equipment                                                 --                 64
     Acquisition of businesses, net of cash acquired                            (11,500)            (3,216)
     Collection of notes receivable                                                  39                435
                                                                              ------------     ------------
Net cash used in investing activities                                           (15,722)            (6,504)

Cash flows from financing activities:
     Borrowings under long-term debt agreement                                       --              6,945
     Proceeds from issuance of common stock                                      59,191             30,542
     Payment of long-term debt                                                  (27,449)           (19,870)
     Payment of subordinated debt                                                (2,849)            (7,661)
     Redemption of warrants                                                          --             (2,880)
     Proceeds from exercise of warrants                                              --                609
     Proceeds from exercise of options                                              376                 --
                                                                              ------------     ------------
Net cash provided by financing activities                                        29,269              7,685

Net increase in cash                                                             11,411                328
Cash, beginning of period                                                         4,747                634
                                                                              ------------     ------------
Cash, end of period                                                             $16,158            $   962
                                                                              ------------     ------------
                                                                              ------------     ------------

Supplemental disclosure of non-cash financing activities:
       - A capital lease obligation of $1,159 was incurred in the first quarter of 1996 when the Company entered into a lease agreement for new equipment.
       - Subordinated notes issued in conjunction with acquisitions, net of discount, totaled $1,833 in 1996.

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

     Loss Per Share--Loss per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding during each period, unless antidilutive. In calculating loss per share, net loss has been increased for the accretion to the redemption value of warrants by $260 and $1,300 for the three and six months ended June 26, 1996.

    Accounting Pronouncements C In February 1997, the FASB issued Statement of Financial Accounting Standards (ASFAS@) No. 128, Earnings per share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (AEPS@). SFAS No. 128 is effective for financial statements for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. On a pro forma basis computed in accordance with SFAS No. 128 and before warrant accretion, basic EPS would have been $(.40) and $(.63) and $(.73) and $(1.60) for the three months and six months ended June 25, 1997 and June 26, 1996, respectively.

   Reclassifications - Certain prior year amounts and balances have been reclassified to conform to the current presentation. In addition, revenue and expenses for a limited number of the Company's management fee contracts that contain a fixed minimum fee have been increased to reflect the gross up of net sales resulting from the inclusion of reimbursed costs under the contracts. For these contracts, the revenues generated at the location are used to pay for all expenses incurred in providing food and beverage services, and the excess of revenues over operating expenses and management fees are distributed to the client. For these contracts, reimbursed costs included in net sales and cost of sales were $3,441 and $4,352 in the three month period ended June 1997 and 1996 and $7,040 and $7,132 in the six-month period ended June 1997 and 1996, respectively. Previously, only the fee earned under the contract was included in net sales.

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


    On January 23, 1997, the Company acquired 100% of the stock of Versatile Holding Corporation, which owns 100% of the stock of Serv-Rite Corporation (AServ-Rite@), a contract food services management company that provides food services to the education and business dining markets in New York and Pennsylvania.
The purchase price was approximately $8,000, consisting of cash and assumed debt of Serv-Rite.

   On December 30, 1996, the Company acquired 100% of the stock of Service Dynamics Corp. (AService Dynamics@). Service Dynamics provides contract food service to the education and business dining markets primarily in New Jersey. The purchase price was approximately $3,000, consisting of cash paid to the seller.

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

     The following table summarizes pro forma information with respect to the income statement data for the six months ended June 25, 1997 and June 26, 1996, as if the acquisitions of Serv-Rite and Service Dynamics had been completed as of the beginning of such period. No adjustment for acquisition synergies (i.e. overhead reductions) have been reflected:


                                                                 Six Months Ended
                                                             June 25,          June 26,
                                                               1997              1996
                                                         -------------        -------------
    Summary statement of income data:
    Net sales                                                $114,310              $79,305
    Loss from operations                                       (7,237)              (1,865)
    Net loss before warrant accretion                          (5,963)              (2,992)
    Loss per share of common stock before
      warrant accretion                                   $      (.72)            $  (1.94)
                                                         -------------        -------------
                                                         -------------        -------------



    This pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.


3. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following:


                                                                   June 25,      December 25,
                                                                    1997             1996
                                                                 -------------   -------------
      Accounts payable                                              $10,775         $ 9,138
      Accrued wages and benefits                                      4,012           2,682
      Accrued rent to clients                                         4,038           3,287
      Accrued other                                                   8,041           7,067
                                                                 -------------   -------------
      Total                                                         $26,866         $22,174
                                                                 -------------   -------------
                                                                 -------------   -------------



                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                    (unaudited and as restated, see Note 10)


4. Long-Term Debt

   Long-term debt consists of the following:


                                                              June 25,       December 25
                                                                1997            1996
                                                            -------------   -------------
    Working Capital Line                                       $7,971           $15,818
    Guidance Line                                                  --            15,744
    Capital Lease Obligation, effective
       interest rate of 5.2%                                      579               688
                                                            -------------   -------------
       Total                                                   $8,550           $32,250
                                                            -------------   -------------
                                                            -------------   -------------


    The net proceeds from the follow on public offering (the "Follow-On Offering"), on February 12, 1997, including the exercise of the over allotment option granted to the underwriters (see Note 6), were used to repay all of the long term debt outstanding at the close of the transaction.

   On July 30, 1997, the Company entered into the Fourth Amended and Restated Loan Agreement, a $200 million credit facility with Bank Boston, N.A., as Administrative Agent (the "Administrative Agent"), U.S. Trust, as Documentation Agent, and certain banks and other financial institutions party thereto (the "Credit Facility") (see Note 9).


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


7. Income Taxes

     For the six months ended June 25, 1997 the Company recorded a tax benefit of $2,109, $2,209 of which was a deferred benefit and $100 of which was a current provision. In addition, the Company had, for Federal income tax reporting, an estimated net operating loss carry forward of approximately $13,671 that expires at various dates through 2012.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                    (unaudited and as restated, see Note 10)


8. Major Client

    For the six months ended June 25, 1997, one client represented 9.0% of net sales and for the six months ended June 26, 1996, another client represented 10.6% of net sales.

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

    The Credit Facility contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures, acquisitions and investments. In addition, the Credit Facility requires maintenance of (i) certain financial ratios, including ratios of total debt to EBITDA and EBITDA to interest paid, (ii) minimum net worth and (iii) minimum EBITDA. The Company is currently in default under certain provisions of the Credit Facility and, on December 15, 1997, the Administrative Agent notified the Company that it would no longer extend loans to the Company under the Credit Facility. As of March 25, 1998, the Company had no outstanding loans under the Guidance Line or the Working Capital Line but has outstanding obligations in respect of the Standby Letter of Credit issued by BankBoston, N.A. for the benefit of the Maryland Stadium Authority ("MSA") in the amount of $10,000 which letter of credit was issued to secure the Company's obligation to pay MSA up to $20,000 over the term of the Company's Concessions Management Agreement with the Baltimore Ravens Limited Partnership dated August 14, 1997 ("MSA LC"). On March 12, 1998 the Credit Facility was amended to terminate the commitments of the banks thereunder, except with respect to the $10 million MSA LC.

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


10. Restatement of Consolidated Financial Statements

    Subsequent to the issuance of the Company's June 25, 1997 Consolidated Financial Statements, the Company's management determined that (i) certain overhead expenses had been improperly capitalized; (ii) insufficient reserves and accruals had been recorded; (iii) inappropriate charges to acquisition liabilities had been recorded; (iv) certain non-performing assets had not been written-off; (v) improper revenue recognition had been used in regards to certain contracts and agreements; and (vi) adjustments for the settlement of certain terminated contracts were not recorded.

    As a result, the Company's financial statements as of June 25, 1997 and December 25, 1996 and for the three and six months ended June 25, 1997 and June 26, 1996 have been restated from the amounts previously reported to (i) reflect certain items previously improperly capitalized as period costs; (ii) adjust previously recorded reserves and accruals for certain items; (iii) expense items that had previously been charged to inappropriately established acquisition liabilities;

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

    The summary of the significant effects of the restatement is as follows:


                                                                           Three Months Ended
                                                        ----------------------------------------------------------
                                                             June 25, 1997                     June 26, 1996
                                                        ------------------------          ------------------------
                                                            As                                As
                                                        Previously        As              Previously         As
                                                         Reported       Restated           Reported       Restated
                                                        ----------     ---------          ----------     ---------
Net Sales                                                 $53,392        $57,231            $25,803        $30,688
Cost of Sales                                              48,176         54,940             23,390         28,286
Gross Profit                                                5,216          2,291              2,413          2,402
General and administrative expenses                         2,730          6,847              1,241          3,402
Income/(loss) from operations                               2,486         (4,556)             1,172         (1,000)
Interest expense, net                                         290            283                755            751
Income/(loss) before tax provision (benefit)                2,196         (4,839)               417         (1,751)
Tax provision/(benefit)                                       944         (1,259)               167           (517)
Net income/(loss)                                           1,252         (3,580)               250         (1,234)
Net income/(loss) available to common stockholders          1,252         (3,580)               (10)        (1,494)
Income/(loss) per share of common stock                       .14           (.40)                --           (.63)



                                                                            Six Months Ended
                                                        ----------------------------------------------------------
                                                             June 25, 1997                     June 26, 1996
                                                        ------------------------          ------------------------
                                                            As                                As
                                                        Previously         As             Previously         As
                                                         Reported       Restated           Reported       Restated
                                                        ----------     ---------          ----------     ---------
Net Sales                                                $102,844       $111,564            $49,963        $58,398
Cost of Sales                                              92,386        104,424             45,020         53,359
Gross Profit                                               10,458          7,140              4,943          5,039
General and administrative expenses                         5,945         14,492              2,577          6,393
Income/(loss) from operations                               4,513         (7,352)             2,366         (1,354)
Interest expense, net                                         828            815              1,521          1,817
Income/(loss) before tax provision (benefit)                3,685         (8,167)               845         (3,171)
Tax provision/(benefit)                                     1,585         (2,109)               336           (936)
Net income/(loss)                                           2,100         (6,058)               509         (2,235)
Net income/(loss) available to common stockholders          2,100         (6,058)              (791)        (3,535)
Income/(loss) per share of common stock                       .24          (.73)               (.22)        (1.60)


                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                    (unaudited and as restated, see Note 10)

                                                        As of June 25, 1997               As of December 25, 1996
                                                        ------------------------          ------------------------
                                                              As                                As
                                                        Previously          As            Previously         As
                                                        Reported       Restated           Reported       Restated
                                                        ----------     ---------          ----------     ---------
Cash and equivalents                                      $16,110        $16,158            $ 4,724        $ 4,747
Accounts receivable                                        20,247         16,271             14,580         12,065
Inventories                                                 5,238          5,471              3,260          3,260
Prepaid expenses and other current assets                   4,886          1,715              3,749          1,658
Total current assets                                       46,481         39,615             26,313         21,730
Contract rights, net                                       28,542         17,642             22,869         16,909
Fixtures and equipment, net                                31,002         24,790             24,057         17,300
Excess of cost over net assets acquired, net               43,962         37,830             34,362         31,527
Contract loans and notes receivable                            --          2,821                 --          3,010
Other assets                                                9,842          4,739              9,842          5,517
Total assets                                              159,829        127,437            117,443         95,993

Accounts payable and accrued expenses                      23,567         26,866             18,690         22,174
Current portion of long-term debt                              --            264                 --            264
Current portion of Subordinated debt                        2,521          2,521              3,045          3,045
Total current liabilities                                  26,088         29,651             21,735         25,483
Deferred income taxes                                      13,514          3,366             12,360          4,702
Long-term debt                                              7,971          8,550             31,562         32,250
Subordinated debt                                           3,386          3,386              5,014          5,014
Total liabilities                                          50,959         44,953             70,671         67,449
Additional paid-in capital                                101,715        102,207             41,778         42,270
Retained earnings (accumulated deficit)                     7,221        (19,657)             5,121        (13,599)
Total stockholders' equity                                108,870         82,484             46,772         28,544
Total liabilities and stockholders' equity                159,829        127,437            117,443         95,993


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The Company was formed in 1985 and has grown to become a leading provider of food and beverage concession and catering services to more than 750 facilities in 38 states. The Company targets four distinct markets within the contract food service industry: the recreation and leisure market (ARecreation and Leisure@), serving arenas, stadiums, amphitheaters, civic centers and other recreational facilities; the convention center market (AConvention Centers@); the educational and school nutrition market (AEducation@), which the Company entered in 1994, serving colleges, universities and public and private schools; and the business dining market (ABusiness Dining@), which the Company entered in 1994, serving corporate cafeterias, office complexes and manufacturing plants.

   The matters discussed in this Form 10-Q contain forward looking statements that involve risks and uncertainties including risks associated with the food service industry and other risks detailed from time to time in the Company=s filings with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:


                                                     Three Months Ended                    Six Months Ended
                                              ----------------------------        ------------------------------
                                                June 25,          June 26,         June 25,          June 26,
                                                 1997              1996             1997               1996
                                              ---------         ----------        ----------         ---------
Net sales                                        100.0%            100.0%            100.0%            100.0%
Cost of sales                                     96.0              92.2              93.6              91.4
                                              ---------           --------          --------          --------
  Gross profit                                     4.0               7.8               6.4               8.6
General and administrative expenses               12.0              11.1              13.0              10.9
                                              ---------           --------          --------          --------
  Loss from operations                            (8.0)             (3.3)             (6.6)             (2.3)
Interest expense, net                              0.5               2.4               0.7               3.1
                                              ---------          --------          --------           --------
  Loss before tax benefit                         (8.5)             (5.7)             (7.3)             (5.4)
Tax benefit                                       (2.2)             (1.7)             (1.9)             (1.6)
                                              ---------          --------          --------           --------
  Net loss before warrant accretion               (6.3)%            (4.0)%            (5.4)%            (3.8)%
                                              ---------         ---------          --------           --------
                                              ---------         ---------          --------           --------

     The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:


                                                    Three Months Ended                   Six Months Ended
                                            ----------------------------------   ----------------------------------
                                                  June 25,       June  26,           June 25,          June 26,
                                                    1997            1996               1997               1996
                                            --------------     ---------------   ----------------    --------------

Recreation and Leisure                      $11,816   20.6%   $  9,249   30.1%   $ 20,225   18.1%    $17,856   30.6%
Convention Centers                           15,680   27.4      11,736   38.2      32,686   29.3      25,413   43.5
Education                                    12,702   22.2       5,051   16.5      26,624   23.9       8,117   13.9
Business Dining                              15,712   27.5       4,461   14.5      29,643   26.6       6,822   11.7
Other                                         1,321    2.3         191    0.7       2,386    2.1         190    0.3
                                            -------- -----    --------  -----    --------  -----    --------  -----
     Total                                   $57,231 100.0%    $30,688  100.0%   $111,564  100.0%    $58,398  100.0%
                                            -------- -----    --------  -----    --------  -----    --------  -----
                                            -------- -----    --------  -----    --------  -----    --------  -----

Three Months Ended June 25, 1997 Compared to Three Months Ended June 26, 1996

    Net Sales. The Company=s net sales increased 86.5% to $57.2 million for the three months ended June 25, 1997 from $30.7 million for the three months ended June 26, 1996. Net sales increased in all market areas. Recreation and Leisure net sales increased 27.8% primarily due to the impact of new contracts such as the Concord Pavilion in Concord, California and Boise State University in Boise, Idaho and existing contracts. The 33.6% increase in Convention Center net sales is primarily attributable to the new contract at Tulsa Exposition Center in Tulsa, Oklahoma and increased sales at the Orange County Convention Center in Orlando, Florida. Net sales in Education and Business Dining more than doubled, primarily as a result of the impact of acquisitions in 1996 and 1997.

     Gross Profit. Gross profit decreased to $2.3 million or 4.0% of net sales, from $2.4 million or 7.8% of net sales for the comparable 1996 period. The gross profit percentage decreased because of the increase in activity in the lower margin business dining and education markets and a decline in margins at several recreation and leisure and convention center units including Great Woods, Coral Sky Amphitheatre and the Albuquerque Convention Center. In addition, there were reductions in the carrying value of certain assets of $1.0 million which accounted for 1.7% of the gross profit percentage decline.

     General and Administrative Expenses. General and administrative expenses increased to $6.8 million (or 12.0% of net sales) for the three months ended June 25, 1997 from $3.4 million (or 11.1% of net sales) for the three months ended June 26, 1996. The increase was attributable primarily to the Company=s continued investment in training programs, regional and accounting management and additional sales personnel to support its current and future growth plans. In addition, there were significant expenses relating to the performance of duplicate functions by personnel at the following acquired companies: Ideal, Republic, Service Dynamics and Serv-Rite. A portion of these costs were eliminated by the end of 1997, with the remainder expected to be eliminated during the first half of 1998.

     Operating Loss. Operating loss increased to $4.5 million for the three months ended June 25, 1997 from $1.0 million for the three months ended June 26, 1996, primarily as a result of the factors discussed above.

     Interest Expense. Interest expense decreased to $468,000 for the three months ended June 25, 1997, due to decreased debt levels resulting from the repayment of certain obligations under the Company=s credit facility with the net proceeds from the initial and follow-on public offerings.

Six Months Ended June 25, 1997 Compared to Six Months Ended June 26, 1996

    Net Sales. The Company's net sales increased 91% to $111.6 million for the six months ended June 25, 1997 from $58.4 million for the six months ended June 26, 1996. Net sales increased in all market areas. The 13.3% increase in Recreation and Leisure is primarily a result of new contracts at Concord Pavilion in Concord, California, Boise State University in Boise, Idaho and Coral Sky Amphitheater in West Palm Beach, Florida and increased sales at Pro Player Park, in Miami, Florida, and South Commons Facilities in Columbus, Georgia. Net sales from convention centers increased 28.6% mainly due to the new contract at Tulsa Exposition Center in Tulsa, Oklahoma and higher sales at Orange County Convention Center in Orlando, Florida and Portland Exposition Center in Portland, Oregon. Net sales in Education and Corporate Dining increased resulting from the impact of the 1996 and 1997 acquisitions.

    Gross Profit. Gross profit was $7.1 million or 6.4% of net sales as compared to $5.0 million or 8.6% of net sales achieved for the comparable 1996 period. The gross profit percentage decreased because of the increase of activity in the lower margin business dining and education markets and a decline in margins at several recreation and leisure and convention center units including Great Woods, Coral Sky Amphitheatre and the Albuquerque Convention Center. In addition, there were reductions in the carrying value of certain assets of $1.4 million which accounted for 1.3% of the gross profit percentage decline.

    General and Administrative Expenses. General and administrative expenses increased to $14.5 million (or 13.0% of net sales) for the six months ended June 25, 1997 from $6.4 million (or 10.9% of net sales) for the six months ended June 26, 1996. The increase was attributable primarily to the continued investment in accounting, sales personnel and training to support the Company's growing base of business. In addition, there were significant expenses relating to the performance of duplicate functions by personnel at the following acquired companies: Ideal, PCS, Republic, Service Dynamics and Serv-Rite. A portion of these costs were eliminated by the end of 1997, with the remainder expected to be eliminated during the first half of 1998.

    Operating Loss. Operating loss increased to $7.3 million for the six months ended June 25, 1997 from $1.4 million for the six months ended June 25, 1996, primarily as a result of the factors discussed above.

    Interest Expense. Interest expense decreased to approximately $1 million for the six months ended June 25, 1997, due primarily to decreased debt resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial and follow-on public offerings.

Liquidity and Capital Resources

    The Company has funded its capital requirements from a combination of operating cash flow, debt and equity financing. Cash flow from operating activities was a use of funds of approximately $2.1 million and $0.8 million for the six months ended June 25, 1997 and June 26, 1996. The increase in the source of funds from operations resulted primarily from the increase in unit operating cash flow partially offset by the increase in net working capital requirements as a result of the expansion into the Education market.

     EBITDA was $(2.6) million or (2.5)% of net sales, compared to $0.3 million or 0.7% of net sales for the six months ended June 25, 1997 and June 26, 1996, respectively. The decrease in EBITDA as a percentage of net sales was attributable to an increase in general and administrative expenses. As discussed above, EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP as a measure of the Company=s profitability or liquidity.

    Cash flows used in investing activities were approximately $15.7 million and $6.5 million for the six months ended June 25, 1997 and June 26, 1996, respectively. The increase in the use of funds was primarily a result of investments in acquired companies and purchases of fixtures and equipment.

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

    At June 25, 1997 the Company=s current assets exceeded its current liabilities, resulting in a working capital surplus of $9.0 million. The surplus resulted primarily from an increase in trade receivables related to the new acquisitions in the Education and Business Dining markets, which generally invest in shorter term assets (i.e., accounts receivable), as compared to the Company=s Recreation and Leisure business, which invests in longer term assets (i.e., fixtures and equipment). There was a working capital deficiency of $3.8 million at December 25, 1996. The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

    On February 12, 1997, the Company completed the follow-on public offering, resulting in net proceeds to the Company of approximately $59.1 million after deducting underwriting discounts and certain expenses. The proceeds of the follow on offering were used to repay obligations under the Company's then existing credit agreement and for general working capital purposes.

   On July 30, 1997, the Company entered into the Fourth Amended and Restated Loan Agreement (the "Credit Facility"), a $200 million credit facility with Bank Boston, N.A., as Administrative Agent (the "Administrative Agent"), U.S. Trust, as Documentation Agent, and certain banks and other financial institutions party thereto. The Credit Facility provides for (i) a five year working capital revolving credit line for general corporate purposes and letters of credit, in the maximum aggregate amount of $50 million (the "Working Capital Line") and
(ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $150 million (the "Guidance Line"). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. The Guidance Line is available on a revolving basis until July 30, 2000, to fund the Company's acquisitions and for investments made in connection with facility agreements. At July 30, 2000, all loans outstanding under the Guidance Line will convert to term loans, payable quarterly over a three-year period. Interest on all loans under the Credit Facility will be based on, at the Company's option, either a prime rate or a LIBOR rate plus an incremental rate based on a ratio of debt to EBITDA, not to be less than .75% or greater than 1.5%. As discussed in Note 9 to the Consolidated Financial Statements, the Company is currently in default under certain provisions of the Credit Facility, and on December 15, 1997 the Administrative Agent notified the Company that it would no longer extend loans to the Company under the Credit Facility. In addition, on March 12, 1998 the Credit Facility was amended to terminate the commitments of the banks thereunder, except with respect to the $10 million MSA LC.

    In accordance with the Company's investment policy, $10.6 million was invested in commercial paper or treasury notes with maturities no greater than 90 days at June 25, 1997.

    As of June 25, 1997, the Company believed that the invested proceeds of its Follow-On Offering, internally generated funds and amounts available under the Credit Facility were sufficient to satisfy the Company's then anticipated capital requirements for at least the next twelve months.

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

Fine Host Corporation

By:  /s/Catherine B. James
   ---------------------------------------------------------
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: April 14, 1998

                                  EXHIBIT INDEX



Exhibit No.                               Description
-----------                               -----------
    11                                    Computations of Per Share Loss

    27                                    Financial Data Schedule
