Form 10-Q/A
period 1997-09-24
FINE HOST CORP
filed 1998-04-14
CIK 1011584

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

                              (AMENDMENT NO. 1)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 24, 1997

                                      OR

  []   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE
                                  ACT OF 1934

For the transition period from       to
                               -----     -----
Commission file number:  000-28590

                              FINE HOST CORPORATION

             Delaware                              06 - 1156070
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

                              Yes   X      No
                                  ----         ----

The Registrant had 9,056,643 shares of common stock, $.01 par value, outstanding as of November 7, 1997.

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

                                                                                                Page No.
                                                                                                --------
ITEM 1    -    Financial Statements (unaudited)

          *    Consolidated Balance Sheets (as restated) - September 24, 1997 and
               December 25, 1996                                                                    3

          *    Consolidated Statements of Operations (as restated) - Three and Nine Months
               Ended September 24, 1997 and September 25, 1996                                      4

          *    Consolidated Statement of Stockholders' Equity ( as restated) - Nine Months
               Ended September 24, 1997                                                             5

          *    Consolidated Statements of Cash Flows (as restated) - Nine Months Ended
               September 24, 1997 and September 25, 1996                                            6

          *    Notes to Consolidated Financial Statements (as restated)                            7 - 13

ITEM 2    -    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                              14 - 17


                             PART II - OTHER INFORMATION

ITEM 6    -    Exhibits and Reports on Form 8-K                                                      18

               Signature                                                                             19


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                        FINE HOST CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                         September 24, 1997       December 25, 1996
                                                                                        ------------------       ------------------
                                                                                          (unaudited)
                                                                                                  (as restated, see Note 9)

                     ASSETS
Current assets:
  Cash and cash equivalents                                                                  $  5,580               $  4,747
  Accounts receivable                                                                          24,753                 12,065
  Inventories                                                                                   6,702                  3,260
  Prepaid expenses and other current assets                                                     2,758                  1,658
                                                                                           ----------             ----------
       Total current assets                                                                    39,793                 21,730

Contract rights, net                                                                           33,008                 16,909
Fixtures and equipment, net                                                                    26,756                 17,300
Excess of cost over net assets acquired, net                                     59,802                 31,527
Contract loans and notes receivable                                                             3,861                  3,010
Other assets                                                                                    6,487                  5,517
                                                                                           ----------              ---------
       Total assets                                                                        $  169,707              $  95,993
                                                                                           ----------              ---------
                                                                                           ----------              ---------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                     $  38,269              $  22,174
  Current portion of long-term debt                                                               264                    264
  Current portion of subordinated debt                                                          2,187                  3,045
                                                                                            ---------               --------
       Total current liabilities                                                               40,720                 25,483

Deferred income taxes                                                                           2,677                  4,702
Long-term debt                                                                                 41,286                 32,250
Subordinated debt                                                                               3,759                  5,014
                                                                                            ---------               --------
       Total liabilities                                                                       88,442                 67,449
                                                                                            ---------               --------

Stockholders' equity:

  Common Stock, $.01 par value, 25,000,000 shares authorized,
    9,054,993 and 6,212,016 issued and outstanding at
    September 24, 1997 and December 25, 1996, respectively                                         91                    62
  Additional paid-in capital                                                                  103,643                42,270
  Accumulated deficit                                                                         (22,313)              (13,599)
  Receivables from stockholders for purchase of Common Stock                                     (156)                 (189)
                                                                                            ----------              --------
       Total stockholders' equity                                                              81,265                 28,544
                                                                                            ----------              --------
          Total liabilities and stockholders' equity                                       $  169,707              $  95,993
                                                                                           ----------              ---------
                                                                                           ----------              ---------


         See accompanying notes to unaudited consolidated financial statements.

                         FINE HOST CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                         (UNAUDITED AND AS RESTATED, SEE NOTE 9)

                                                        Three Months Ended                          Nine Months Ended
                                                ----------------------------------          ----------------------------------
                                                 September 24,        September 25,          September 24,        September 25,
                                                   1997                  1996                   1997                  1996
                                                -------------        -------------          -------------         ------------
Net sales                                        $  68,134             $  41,341            $  179,698            $  99,739
Cost of sales                                       64,128                36,850               168,551               90,209
                                                 ----------            ----------           ----------            ----------
  Gross profit                                       4,006                 4,491                11,147                9,530
General and administrative expenses                  7,053                 4,501                21,545               10,894
                                                 ----------            ----------           ----------            ----------
  Loss from operations                              (3,047)                  (10)              (10,398)              (1,364)
Interest expense, net                                  532                   492                 1,346                2,309
                                                 ----------            ----------           -----------           ----------
  Loss before tax benefit                           (3,579)                 (502)              (11,744)              (3,673)
Tax benefit                                           (921)                 (148)               (3,030)              (1,084)
                                                 ----------            ----------           ----------            ----------
  Net loss                                          (2,658)                 (354)               (8,714)              (2,589)
Accretion to redemption value of warrants                -                     -                     -               (1,300)
                                                 ----------            ----------           -----------           ----------
  Net loss attributable to Common Stockholders   $  (2,658)            $    (354)           $   (8,714)           $  (3,889)
                                                 ----------            ----------           -----------           ----------
                                                 ----------            ----------           -----------           ----------
Loss per share of Common Stock                   $    (.30)            $    (.06)           $    (1.02)           $   (1.10)
                                                 ----------            ----------           -----------           ----------
                                                 ----------            ----------           -----------           ----------
Average number of shares
   of Common Stock outstanding                       8,958                 6,165                 8,549                3,523
                                                 ---------             ---------            ----------            ----------
                                                 ---------             ---------            ----------            ----------


     See accompanying notes to unaudited consolidated financial statements.

                       FINE HOST CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                       (UNAUDITED AND AS RESTATED, SEE NOTE 9)


                                                                                                   Receivables
                                                                                                      from
                                                                                                   Stockholders
                                                                                                       for
                                                   Common Stock       Additional                   Purchase of
                                                ------------------      Paid-In      Accumulated      Common       Stockholders'
                                                Shares      Amount      Capital        Deficit         Stock           Equity
                                                ------      ------    ---------      -----------    ----------     ------------
Balance, December 25, 1996                   6,212,016       $ 62      $ 42,270      $ (13,599)       $ (189)        $ 28,544
Shares issued in connection
     with follow-on public offering          2,689,000         27        59,073              -             -           59,100
Options exercised                               75,449          1         1,096              -             -            1,097
Conversion of Ideal convertible notes           76,332          1         1,144              -             -            1,145
Stockholder receivable collected                     -          -             -              -            33               33
Stock issued to non-employee directors           2,196          -            60              -             -               60
Net loss                                             -          -             -         (8,714)            -           (8,714)
                                             ---------       ----     ---------      ----------       -------        ---------
Balance, September 24, 1997                  9,054,993       $ 91     $ 103,643      $ (22,313)       $ (156)        $ 81,265
                                             ---------       ----     ---------      ----------       -------        ---------
                                             ---------       ----     ---------      ----------       -------        ---------


       See accompanying notes to unaudited consolidated financial statements.

                       FINE HOST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN THOUSANDS)
                       (UNAUDITED AND AS RESTATED, SEE NOTE 9)

                                                                                               Nine Months Ended
                                                                                   -------------------------------------------
                                                                                   September 24,                 September 25,
                                                                                        1997                        1996
                                                                                   -------------                 -------------
Cash flows from operating activities:
Net loss                                                                               $ (8,714)                    $ (2,589)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                                          6,301                        2,387
   Deferred income tax benefit                                                           (3,179)                      (1,084)
     Loss from terminated contract                                                          675                            -
   Changes in operating assets and liabilities, net of effects from acquisition of businesses:
        Accounts receivable                                                              (3,039)                      (3,787)
        Inventories                                                                      (1,164)                        (666)
        Prepaid expenses and other current assets                                          (384)                      (1,195)
        Accounts payable and accrued expenses                                            (5,611)                       2,901
   Decrease (increase) in other assets                                                      326                         (740)
                                                                                        -------                      --------
        Net cash used by operating activities                                           (14,789)                      (4,773)
                                                                                        -------                      --------
Cash flows from investing activities:
          Direct payments to acquire contracts, including contract loans                 (7,128)                      (3,951)
          Purchases of fixtures and equipment                                            (5,836)                      (2,772)
          Disposal of fixtures and equipment                                                528                           64
          Acquisition of businesses, net of cash acquired                               (40,352)                      (5,168)
          Collection of notes receivable                                                    910                          533
                                                                                        --------                     --------
          Net cash used in investing activities                                         (51,878)                     (11,294)
                                                                                        --------                     --------
Cash flows from financing activities:
          Borrowings under long-term debt agreement                                      59,061                       14,367
          Issuance of subordinated debt                                                   1,233                            -
          Proceeds from issuance of common stock                                         59,191                       32,016
          Payment of long-term debt                                                     (50,024)                     (19,422)
          Payment of subordinated debt                                                   (2,469)                      (8,037)
          Redemption of warrants                                                              -                         (200)
          Proceeds from exercise of warrants                                                  -                          609
     Proceeds from exercise of options                                                      508                            -
                                                                                       --------                     --------
     Net cash provided by financing activities                                           67,500                       19,333
                                                                                       --------                     --------
Net increase in cash                                                                        833                        3,266
Cash, beginning of period                                                                 4,747                          634
                                                                                       --------                     --------
Cash, end of period                                                                     $ 5,580                      $ 3,900
                                                                                       --------                     --------
                                                                                       --------                     --------
Supplemental disclosure of non-cash financing activities:
     -    Subordinated notes issued in conjunction with acquisitions, net of discount, totaled $1,472 in 1997 and $3,109 in 1996.
     -    A capital lease obligation of $1,159 was incurred in the first quarter of 1996 when the Company entered into a lease agreement for new equipment.


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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited and restated financial statements include all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine months ended September 24, 1997. The accompanying unaudited and restated consolidated financial statements should be read in conjunction with the restated consolidated financial statements of the Company and notes thereto for the fiscal year ended December 25, 1996 included in the Company's Annual Report on Form 10-K/A.

     LOSS PER SHARE--Loss per share of Common Stock is computed based on the weighted average number of common and common equivalent shares outstanding during each period, unless antidilutive. In calculating loss per share, net loss has been increased for the accretion to the redemption value of warrants by $0 and $1,300 for the three and nine months ended September 25, 1996.

    ACCOUNTING PRONOUNCEMENTS--In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 is effective for financial statements for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. On a pro forma basis computed in accordance with SFAS No. 128, Basic EPS would have been $(.30) and $(.06) and $(1.02) and $(1.10) for the three months and nine months ended September 24, 1997 and September 25, 1996, respectively.

     RECLASSIFICATIONS--Certain prior year amounts and balances have been reclassified to conform to the current presentation. In addition, revenue and expenses for a limited number of the Company's management fee contracts that contain a fixed minimum fee have been increased to reflect the gross up of net sales resulting from the inclusion of reimbursed costs under these contracts. For these contracts, the revenues generated at the location are used to pay for all expenses incurred in providing food and beverage services, and the excess of revenues over operating expenses and management fees are distributed to the client. For these contracts, reimbursed costs included in net sales and cost of sales were $3,936 and $3,611 in the three month period ended September 1997 and 1996, and $10,976 and $10,743 in the nine-month period ended September 1997 and 1996, respectively. Previously, only the fee earned under the contract was included in net sales.

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

     The following table summarizes pro forma information with respect to the income statement data for the nine months ended September 24, 1997 and September 25, 1996, as if the acquisitions of Best, Statewide, Serv-Rite and Service Dynamics had been completed as of the beginning of such period. No adjustment for acquisition synergies (i.e. overhead reductions) have been reflected:

                                                     NINE MONTHS ENDED
                                             SEPTEMBER 24,       SEPTEMBER 25,
                                                 1997               1996
                                             -------------       -------------
     SUMMARY STATEMENT OF INCOME DATA:
     Net sales                                 $ 212,242           $ 162,732
     Loss from operations                        (11,008)             (2,956)
     Net loss                                    (12,020)             (5,162)

     Net loss per share of common stock        $   (1.42)          $   (1.47)
                                               ---------           ----------
                                               ---------           ----------

    This pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                               SEPTEMBER 24,       DECEMBER 25,
                                                   1997                1996
                                               -------------       ------------
     Accounts payable                           $ 10,214              $ 9,138
     Accrued wages and benefits                    6,971                2,682
     Accrued rent to clients                       7,513                3,287
     Accrued other                                13,571                7,067
                                                --------             --------
        Total                                   $ 38,269             $ 22,174
                                                --------             --------
                                                --------             --------

                       FINE HOST CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                       (UNAUDITED AND AS RESTATED, SEE NOTE 9)

4. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                      SEPTEMBER 24,      DECEMBER 25,
                                                                         1997               1996
                                                                      -------------      -------------

     Working Capital Line                                               $  9,841          $  15,818
     Guidance Line                                                        30,900             15,744
     Capital Lease Obligation, effective interest rate of 5.2%               545                688
                                                                       ---------          ---------
           Total                                                       $  41,286          $  32,250
                                                                       ---------          ---------
                                                                       ---------          ---------


     The net proceeds from the follow on public offering (the "Follow-On Offering"), on February 12, 1997, including the exercise of the over allotment option granted to the underwriters (see Note 6), were used to repay all of the long term debt outstanding at the close of the transaction.

     On July 30, 1997, the Company entered into the Fourth Amended and Restated Loan Agreement (the "Credit Facility"), a $200 million credit facility with Bank Boston, N.A., as Administrative Agent (the "Administrative Agent"), U.S. Trust, as Documentation Agent, and certain banks and other financial institutions party thereto (the "Credit Facility"). The Credit Facility provides for (i) a five year working capital revolving credit line for general corporate purposes and letters of credit, in the maximum aggregate amount of $50 million (the "Working Capital Line") and (ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $150 million (the "Guidance Line"). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. The Guidance Line is available on a revolving basis until July 30, 2000, to fund the Company's acquisitions and for investments made in connection with facility agreements. At July 30, 2000, all loans outstanding under the Guidance Line will convert to term loans, payable quarterly over a three-year period. Interest on all loans under the Credit Facility will be based on, at the Company's option, either a prime rate or a LIBOR rate plus an incremental rate based on a ratio of debt to EBITDA, not to be less than .75% or greater than 1.5%. EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization.

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

     In connection with the Rule 144A private placement of $175 million of 5.0% Convertible Subordinated Notes (see Note 8), the Credit Facility was amended to allow for the issuance of up to $200 million in publicly offered debt.

     The Credit Facility contains various financial and other restrictions, including, but not limited to, restrictions on indebtedness, capital expenditures, acquisitions and investments. The Credit Facility requires maintenance of (i) certain financial ratios, including ratios of total debt to EBITDA and EBITDA to interest paid, (ii) minimum net worth and (iii) minimum EBITDA. The Credit Facility permits the payment of dividends subject to compliance with all covenants. The Company is currently in default under certain provisions of the Credit Facility and, on December 15, 1997, the Administrative Agent notified the Company that it would no longer extend loans to the Company under the Credit Facility. At September 24, 1997, the Company had obligations in respect of a standby letter of credit for $20 million under the Credit Facility.

     As of March 25, 1998, the Company had no outstanding loans under the Guidance Line or the Working Capital Line but has outstanding obligations in respect of the standby letter of credit for the benefit of the Maryland Stadium Authority ("MSA") in the amount of $10 million which letter of credit was issued to secure the Company's obligation to

                       FINE HOST CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                       (UNAUDITED AND AS RESTATED, SEE NOTE 9)

pay MSA up to $20 million over the term of the Company's Concessions Management Agreement with the Baltimore Ravens Limited Partnership dated August 14, 1997 (the "MSA LC"). On March 12, 1998, the Credit Facility was amended to terminate the commitments of the banks thereunder, except with respect to the $10 million MSA LC.

5. SUBORDINATED DEBT

     In July 1996, as part of the acquisition of Ideal Management Services Inc. ("Ideal"), the Company issued to the stockholders of Ideal two convertible subordinated promissory notes (the "Ideal Convertible Notes") each with a face value of $710 at 71/4% interest per annum, payable in quarterly installments. At the option of the note holders, the outstanding principal balance of the convertible notes was convertible into common stock at a conversion price of $15 per share. On July 30, 1997, the aggregate outstanding principal balances of the Ideal Convertible Notes of $1,145 was converted into 76,332 shares of common stock.

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

7. INCOME TAXES

     For the nine months ended September 24, 1997, the Company recorded a tax benefit of $3,030, $3,179 of which was a deferred benefit and $149 of which was a current provision. In addition, the Company had, for Federal income tax reporting, an estimated net operating loss carry forward of approximately $16,600 that expires at various dates through 2012.

8.  SUBSEQUENT EVENTS

     On October 3, 1997, the Company acquired 100% of the stock of Total Food Service Direction, Inc. ("Total"). Total provides contract food services to 35 business dining and educational facilities in southern Florida. The purchase price was approximately $4,900, consisting of cash and subordinated promissory notes to the sellers.

     On October 27, 1997, the Company issued $175.0 million of 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") in a private placement under Rule 144A of the Securities Act of 1933. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting discounts and certain expenses, were used to repay approximately $50 million in outstanding long term debt. The remaining proceeds were invested in short-term investments in accordance with the Company's investment policy.

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

     On January 21, 1998, Mr. Kerley resigned as a director of the Company.

     Between December 15, 1997 and February 13, 1998, thirteen purported class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain of its officers and/or directors. On or about January 30, 1998, the Company was named as a defendant in an action arising out of the issuance and sale in October 1997 of $175 million in the aggregate principal amount of the Company's 5% Convertible Subordinated Notes due 2004 (the "Notes"). The plaintiffs allegedly purchased Notes in the aggregate principal amount of $7.5 million.
 The complaint alleges, among other things, that the Offering Memorandum prepared by the Company in connection with this offering contained materially false information. The complaint asserts various claims against the Company, including claims alleging violations of Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. The relief sought by plaintiffs includes damages, including the alleged difference in the value of the Notes when purchased and their actual value, or alternatively rescission of their purchase of the Notes, plus interest, costs and disbursements, and attorneys' fees. The Company is currently reviewing these complaints. The Company is currently unable to determine the potential affect of these lawsuits on its financial condition, results of operations, or cash flows.

     In connection with the Company's private offering of the Convertible Notes, the Company had agreed to file a shelf Registration Statement, which would cause the Convertible Notes to be freely tradable. As a result of the need to restate financial statements, the Company has been unable to file the shelf Registration Statement and, therefore, is obligated to pay liquidated damages on the Convertible Notes, from January 25, 1998, in the amount of $.05 per week per $1 principal amount, or an aggregate of $9 per week, subject to increase every quarter up to a maximum amount of approximately 1.3% per annum.

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

     The Company announced on February 11, 1998 that it had engaged Price Waterhouse LLP as its independent auditors for the fiscal year ended December 31, 1997. Price Waterhouse replaced Deloitte & Touche LLP, who had served as the Company's independent auditors since 1985.

9.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's September 24, 1997 Consolidated Financial Statements, the Company's management determined that
(i) certain overhead expenses had been improperly capitalized; (ii) insufficient reserves and accruals had been recorded; (iii) inappropriate charges to acquisition liabilities had been recorded; (iv) certain non-performing assets had not been written-off; (v) improper revenue recognition had been used in regards to certain contracts and agreements; and
(vi) adjustments for the settlement of certain terminated contracts were not recorded.

     As a result, the Company's financial statements as of September 24, 1997 and December 25, 1996 and for the three and nine months ended September 24,1997 and September 25, 1996 have been restated from the amounts previously reported to (i) reflect certain items previously improperly capitalized as period costs; (ii) adjust previously recorded reserves and accruals for certain items; (iii) expense items that had previously been charged to inappropriately established acquisition liabilities; (iv) write off certain non-performing assets; (v) properly recognize revenue related to certain contracts and agreements; and (vi) record adjustments for the settlement of certain terminated contracts.

     The summary of the significant effects of the restatement is as follows:

                                                                             FOR THE THREE MONTHS ENDED
                                                                             --------------------------
                                                             SEPTEMBER 24, 1997                     SEPTEMBER 25, 1996
                                                             ------------------                     ------------------
                                                           AS                                   AS
                                                       PREVIOUSLY             AS            PREVIOUSLY             AS
                                                        REPORTED            RESTATED         REPORTED            RESTATED
                                                       ---------            --------        ----------           --------

Net Sales                                               $ 70,439            $ 68,134         $ 37,272            $ 41,341
Cost of sales                                             61,890              64,128           32,766              36,850
Gross profit                                               8,549               4,006            4,506               4,491
General and admin. expenses                                2,954               7,053            1,467               4,501
Income/(loss) from operations                              5,595              (3,047)           3,039                 (10)
Interest expense, net                                        491                 532              496                 492
Income/(loss) before tax provision                         5,104              (3,579)           2,543                (502)
Tax provision/(benefit)                                    2,118                (921)           1,144                (148)
Net income/(loss)                                          2,986              (2,658)           1,399                (354)
Income/(loss) per share of
  common stock                                               .32                (.30)             .22                (.06)


                       FINE HOST CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                       (UNAUDITED AND AS RESTATED, SEE NOTE 9)


                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------
                                        SEPTEMBER 24, 1997              SEPTEMBER 25, 1996
                                        ------------------              ------------------
                                         AS                                AS
                                     PREVIOUSLY        AS              PREVIOUSLY       AS
                                      REPORTED      RESTATED            REPORTED     RESTATED
                                     ----------     --------           ---------     --------

Net Sales                             $173,283      $179,698            $87,236      $99,739
Cost of sales                          154,277       168,551             77,786       90,209
Gross profit                            19,006        11,147              9,450        9,530
General and admin. expenses              8,899        21,545              4,044       10,894
Income/(loss) from operations           10,107       (10,398)             5,406       (1,364)
Interest expense, net                    1,319         1,346              2,018        2,309
Income/(loss) before tax provision       8,788       (11,744)             3,388       (3,673)
Tax provision/(benefit)                  3,703        (3,030)             1,480       (1,084)
Net income/(loss)                        5,085        (8,714)             1,908       (2,589)
Income/(loss) per share of
  common stock                             .57         (1.02)               .14        (1.10)



                                             AS OF SEPTEMBER 24, 1997     AS OF DECEMBER 25, 1996
                                             ------------------------     -----------------------
                                                  AS                           AS
                                              PREVIOUSLY       AS          PREVIOUSLY       AS
                                               REPORTED     RESTATED        REPORTED     RESTATED
                                              ---------     --------       ----------    --------

Cash and Cash Equivalents                       $ 5,557      $ 5,580         $ 4,724      $ 4,747
Accounts receivable                              35,793       24,753          14,580       12,065
Inventories                                       6,565        6,702           3,260        3,260
Prepaid expenses and other current assets         5,519        2,758           3,749        1,658
Total current assets                             53,434       39,793          26,313       21,730
Contract rights, net                             48,036       33,008          22,869       16,909
Fixtures and equipment, net                      39,346       26,756          24,057       17,300
Excess of cost over net assets
 acquired, net                                   66,784       59,802          34,362       31,527
Contract loans and notes receivable                   -        3,861               -        3,010
Other assets                                      7,168        6,487           9,842        5,517
Total assets                                    214,768      169,707         117,443       95,993

Accounts payable and accrued expenses            37,001       38,629          18,690       22,174
Current portion of long-term debt                    --          264               -          264
Current portion of subordinated debt              2,187        2,187           3,045        3,045
Total current liabilities                        39,188       40,720          21,735       25,483
Deferred income taxes                            17,788        2,677          12,360        4,702
Long-term debt                                   40,741       41,286          31,562       32,250
Subordinated debt                                 3,759        3,759           5,014        5,014
Total liabilities                               101,476       88,442          70,671       67,449
Additional paid-in capital                      103,151      103,643          41,778       42,270
Retained earnings (deficit)                      10,206      (22,313)          5,121      (13,599)
Total stockholders' equity                      113,292      (81,265)         46,772       28,544
Total liabilities and stockholders' equity      214,768      166,474         117,443       95,993


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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:


                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                          ------------------             -----------------
                                     SEPTEMBER 24,  SEPTEMBER 25,   SEPTEMBER 25,   SEPTEMBER 25,
                                          1997           1996            1997            1996
                                     -------------  -------------   -------------   -------------

Net sales                                100.0%         100.0%          100.0%          100.0%

Cost of sales                             94.1           89.1            93.8            90.4
                                         ------         ------          ------          ------

 Gross profit                              5.9           10.9             6.2             9.6

General and administrative expenses       10.3           10.9            12.0            10.9
                                         ------         ------          ------          ------

 Loss from operations                     (4.4)             -            (5.8)           (1.3)

Interest expense, net                      0.8            1.2             0.7             2.3
                                         ------         ------          ------          ------

 Loss before tax provision                (5.2)          (1.2)           (6.5)           (3.6)

Tax benefit                               (1.3)          (0.3)           (1.7)           (1.1)
                                         ------         ------          ------          ------

 Net loss before warrant accretion        (3.9)%         (0.9)%          (4.8)%          (2.5)%
                                         ------         ------          ------          ------
                                         ------         ------          ------          ------


     The table below sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales. Prior year balances have been restated to conform with the current presentation.


                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                ------------------                 -----------------
                           SEPTEMBER 24,    SEPTEMBER 25,     SEPTEMBER 24,    SEPTEMBER 25,
                               1997             1996              1997             1996
                           -------------    -------------     -------------    -------------

Recreation and Leisure   $20,374   29.9%  $18,444   44.6%   $40,599   22.6%  $36,300   36.4%

Convention Centers        14,619   21.5    12,014   29.1     47,306   26.3    37,427   37.5

Education                 11,405   16.7     6,252   15.1     38,029   21.2    14,369   14.4

Business Dining           13,873   20.4     2,263    5.5     40,133   22.3     7,000    7.0

Healthcare                 3,500    5.1       832    2.0      5,138    2.9     1,913    1.9

Corrections                2,409    3.5     1,020    2.5      4,153    2.3     2,023    2.0

Other                      1,954    2.9       516    1.2      4,340    2.4       707    0.8
                         -------  ------  -------  ------  --------  ------  -------  ------

    Total                $68,134  100.0%  $41,341  100.0%  $179,698  100.0%  $99,739  100.0%
                         -------  ------  -------  ------  --------  ------  -------  ------
                         -------  ------  -------  ------  --------  ------  -------  ------


THREE MONTHS ENDED SEPTEMBER 24, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 25, 1996

     NET SALES. The Company's net sales increased 64.8% to $68.1 million for the three months ended September 24, 1997 from $41.3 million for the three months ended September 25, 1996. Net sales increased in all market areas. Recreation and Leisure net sales increased 10.5% primarily due to the impact of new contracts such as the University of Georgia in Athens, Georgia and increased sales attributable to existing contracts such as Pro Player Park in Miami, Florida. The 21.7% increase in Convention Center net sales is primarily attributable to the new contract at Tulsa Exposition Center in Tulsa, Oklahoma and increased sales at the Orange County Convention Center in Orlando, Florida. Net sales in Education and Business Dining more than doubled, primarily as a result of the impact of acquisitions in 1996 and 1997. The growth in net sales in Healthcare and Corrections is primarily the result of the acquisition of Best Inc. ("Best"). Best specializes in providing food service to healthcare and corrections markets and to a lesser extent provides food service to the business dining and education markets.

     GROSS PROFIT. Gross profit was $4.0 million or 5.9% of net sales, as compared to $4.5 million or 10.9% of net sales for the comparable 1996 period. The gross profit percentage decrease was caused by several factors. Reductions in the carrying value of certain assets in the amount of $1.5 million contributed to 2.2% of the decline. Also contributing to the decline was the increase in activity in the lower margin business dining and education markets and a decline in margins at several recreation and leisure and convention center units including the Coral Sky Amphitheatre, Albuquerque Convention Center, Concord Pavillion and Dayton Convention Center.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $7.1 million (or 10.3% of net sales) for the three months ended September 24, 1997 from $4.5 million (or 10.9% of net sales) for the three months ended September 25, 1996. The increase was attributable primarily to the Company's continued investment in training programs, regional and accounting management and additional sales personnel to support its current and future growth plans. In addition, there were significant expenses relating to the performance of duplicate functions by personnel at the following acquired companies: Service Dynamics, Serv-Rite, Statewide and Best. The Company plans to eliminate these costs by the end of 1998.

     OPERATING LOSS. Operating loss increased to $3.0 million for the three months ended September 24, 1997 from a breakeven for the three months ended September 25, 1996, primarily as a result of the factors discussed above.

     INTEREST EXPENSE. Interest expense was $0.5 million for the three months ended September 24, 1997. While debt levels increased during the third quarter of 1997 due to the financing of certain acquisitions, interest expense remained constant as compared to the three months ended September 25, 1996.

NINE MONTHS ENDED SEPTEMBER 24, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 25, 1996

     NET SALES. The Company's net sales increased 80% to $179.7 million for the nine months ended September 24, 1997 from $99.7 million for the nine months ended September 25, 1996. Net sales increased in all market areas. The 11.8% increase in Recreation and Leisure is primarily a result of new contracts at the University of Georgia in Athens, Georgia and increased sales at Pro Player Park, in Miami, Florida, Great Woods in Mansfield, MA and South Commons Facilities in Columbus, Georgia. Net sales from Convention Centers increased 26.4% mainly due to the new contract at Tulsa Exposition Center in Tulsa, Oklahoma and higher sales at Orange County and Portland Exposition Center in Portland, Oregon. Net sales in Education and Corporate Dining increased due to the impact of the 1996 and 1997 acquisitions as well as from the addition of sixteen new contracts. The growth in net sales in Healthcare and Corrections is primarily the result of the acquisition of Best.

     GROSS PROFIT. Gross profit was $11.1 million or 6.2% of net sales as compared to $9.5 million or 9.6% of net sales for the comparable 1996 period.
 The gross profit percentage decrease was caused by several factors. Reductions in the carrying value of certain assets in the amount of $2.9 million contributed to 1.6% of the decline. Also contributing to the decline was the increase of activity in the lower margin business dining and education markets and a decline in margins at several recreation and leisure and convention center units including the Coral Sky Amphitheatre, Albuquerque Convention Center, Concord Pavilion and Dayton Convention Center.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $21.5 million (or 12.0% of net sales) for the nine months ended September 24, 1997 from $10.9 million (or 10.9% of net sales) for the nine months ended September 25, 1996. The increase was attributable primarily to the continued investment in accounting, sales personnel and training to support the Company's growing base of business. In addition, there were significant expenses relating to the performance of duplicate functions by personnel at the following companies: PCS, Republic, Service Dynamics, Serv-Rite, Statewide and Best. A portion of these costs were eliminated at the end of 1997, with the remainder expected to be eliminated through 1998.

     OPERATING LOSS. Operating loss increased to $10.4 million for the nine months ended September 24, 1997 from $1.4 million for the nine months ended September 25, 1996, primarily as a result of the factors discussed above.

     INTEREST EXPENSE. Interest expense decreased to approximately $1.3 million for the nine months ended September 24, 1997 from $2.3 million for the comparable year ago period, due primarily to decreased debt resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial and follow-on public offerings.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operating activities was a use of funds of approximately $14.8 million and $4.8 million for the nine months ended September 24, 1997 and September 25, 1996, respectively. The use of funds from operations resulted primarily as a result of the expansion into the Education, Corrections and Healthcare markets.

     EBITDA was $(3.6) million or (1.8)% of net sales, compared to $1.3 million or 1.4% of net sales for the nine months ended September 24, 1997 and September 25, 1996, respectively. EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measurement in accordance with GAAP and should not be considered an alternative to, or more meaningful than, income from operations, net income or cash flows as defined by GAAP as a measure of the Company's profitability or liquidity.

     Cash flows used in investing activities were approximately $51.9 million and $11.3 million for the nine months ended September 24, 1997 and September 25, 1996, respectively. The increase in use of funds was primarily a result of investments in acquired companies, new contract investments and purchases of fixtures and equipment. The Company has funded its capital requirements from a combination of debt and equity financing.

     At September 24, 1997, the Company had outstanding commitments to invest $20 million related to the procurement of certain contracts.

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

     At December 25, 1996 the Company's current liabilities exceeded its current assets, resulting in a working capital deficit of $3.7 million . On February 12, 1997, the Company completed the Follow-On Offering, resulting in net proceeds to the Company of approximately $59.1 million after deducting underwriting discounts and certain expenses. The proceeds of the follow on offering were used to repay obligations under the Company's then existing credit agreement and for general working capital purposes.

     On July 30, 1997, the Company entered into the Fourth Amended and Restated Loan Agreement (the "Credit Facility"), a $200 million credit facility with Bank Boston, N.A., as Administrative Agent (the "Administrative Agent"), U.S. Trust, as Documentation Agent, and certain banks and other financial institutions party thereto (the "Credit Facility"). The Credit Facility provides for (i) a five year working capital revolving credit line for general corporate purposes and letters of credit, in the maximum aggregate amount of $50 million (the "Working Capital Line") and (ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $150 million (the "Guidance Line"). The Working Capital Line provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. The Guidance Line is available on a revolving basis until July 30, 2000, to fund the Company's acquisitions and for investments made in connection with facility agreements. At July 30, 2000, all loans outstanding under the Guidance Line will convert to term loans, payable quarterly over a three-year period. Interest on all loans under the Credit Facility will be based on, at the Company's option, either a prime rate or a LIBOR rate plus an incremental rate based on a ratio of debt to EBITDA, not
to be less than .75% or greater than 1.5%.   As discussed in Note 4 to the
Consolidated Financial Statements, the Company is currently in default under certain provisions of the Credit Facility, and on December 15, 1997 the Administrative Agent notified the Company that it would no longer extend loans to the Company under the Credit Facility. In addition, on March 12, 1998, the Credit Facility was amended to terminate the commitments of the banks thereunder, except with respect to the $10 million MSA LC.

     In October 1997, the Company issued, through a private placement pursuant to Rule 144A under the Securities Act of 1933, $175 million of 5.0% Convertible Subordinated Notes (the "Notes") due 2004. The Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting underwriting discounts and certain expenses, was used to repay approximately $50.0 million in outstanding debt under the Credit Facility. The remaining net proceeds were invested in short term investments in accordance with the Company's investment policy. The balance of the net proceeds will be used to fund acquisitions and for general corporate purposes. The Credit Facility was amended prior to the offering to allow for the issuance of up to $200 million of debt.

     As of September 24, 1997, the Company believed that the invested proceeds of the Notes and its Follow-On Offering, internally generated funds and amounts available under the Credit Facility were sufficient to satisfy the Company's then anticipated capital requirements for at least the next twelve months.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)    Exhibits:

      11   Computations of Per Share Loss

      27   Financial Data Schedule

------------------------------------------------------------------------------

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fine Host Corporation

By: /s/ Catherine B. James
   -------------------------------------------------------------
Catherine B. James
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:  April 14, 1998

                                EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
     11                             Computations of Per Share Loss

     27                             Financial Data Schedule
