Form 10-K405
period 1997-12-31
FINE HOST CORP
filed 1998-04-15
CIK 1011584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                                            Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X    No
     -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 25, 1998, the aggregate market value of shares of the Registrant's Common Stock, $0.01 par value (based upon the closing price of $4.69 per share of such stock on NASDAQ) held by non-affiliates of the Registrant was approximately $41,980,997. Solely, for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date are as follows:

TITLE                                                        OUTSTANDING

Common Stock, $0.01 Par Value                                 9,059,843

                              FINE HOST CORPORATION
                         TABLE OF CONTENTS TO FORM 10-K

ITEM NUMBER                                                               PAGE

PART I


         ITEM 1  - BUSINESS............................................       1
         ITEM 2  - PROPERTIES..........................................       6
         ITEM 3  - LEGAL PROCEEDINGS...................................       6
         ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS................................       7


PART II

         ITEM 5  - MARKET FOR THE COMPANY'S EQUITY AND RELATED
                      STOCKHOLDER MATTERS..............................       8
         ITEM 6  - SELECTED FINANCIAL DATA.............................       9
         ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION...............      10
         ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........      17
         ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE.........      17

PART III

         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.....      18
         ITEM 11 - EXECUTIVE COMPENSATION..............................      20

         ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                       AND MANAGEMENT..................................      24
         ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......      26

PART IV

         ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                       ON FORM 8-K.....................................     F-1

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         Fine Host Corporation (the "Company") is a contract food service management company, providing food and beverage concession, catering and other ancillary services at more than 900 facilities located in 41 states, primarily through multi-year contracts. The Company targets six distinct markets within the contract food service industry: the recreation and leisure market (arenas, stadiums, amphitheaters, civic centers and other recreational facilities); the convention center market; the education market (colleges, universities and elementary and secondary schools); the business dining market (corporate cafeterias, office complexes and manufacturing plants); the healthcare market (long-term care facilities and hospitals) and the corrections market (prisons and jails). The Company is the exclusive provider of food and beverage services at substantially all of the facilities it serves. The Company is a Delaware corporation, formed in November 1985, and its principal executive offices are located at 3 Greenwich Office Park, Greenwich, Connecticut 06831. Its telephone number is (203) 629-4320.

RECENT DEVELOPMENTS

         On December 12, 1997, the Company issued a press release announcing that the Audit Committee of its Board of Directors had instructed the Company's auditors to conduct an inquiry into certain accounting practices, including the capitalization of certain expenses, and that the auditors advised the Audit Committee on December 12, 1997, based upon their preliminary inquiry, that certain expenses incurred during 1997 were incorrectly capitalized rather than expensed in the period in which they were incurred. The Company stated that it believed the amounts would be material and that earnings for each of the first three quarters of 1997 would need to be restated.

         On December 15, 1997, the Company issued a press release announcing that preliminary indications were that the accounting problems were not limited to the incorrect capitalization of expenses and that periods prior to 1997 would also need to be restated. The Company also stated that the outside directors of the Company's Board of Directors (the "Outside Directors") had terminated the employment of Richard E. Kerley, Chairman of the Board and Chief Executive Officer, and Nelson A. Barber, Senior Vice President and Treasurer.

         On December 16, 1997, the Company retained Buccino & Associates, Inc., a management consulting firm. On that same date, counsel to the Outside Directors retained Price Waterhouse LLP to conduct a forensic review of the Company's accounting practices.

         On December 18, 1997, Neal F. Finnegan resigned as a director of the Company.

         On December 19, 1997, the Board of Directors held a special meeting and appointed a Special Committee (the "Special Committee") comprised of the Outside Directors. The Special Committee is authorized to conduct an inquiry with respect to all financial, transactional and other matters as it deems necessary or appropriate, to retain professionals and to otherwise exercise all of the powers of the Board of Directors in the management of the business and affairs of the Company, subject to Delaware General Corporation Law.

         On January 21, 1998, Mr. Kerley resigned as a director of the Company.

         On February 6, 1998, the Company restated its financial statements for fiscal years 1994 through 1996, and for the nine months ended September 24, 1997 (the "Restatement"). The Restatement was necessitated when the Company's management determined that (i) certain overhead expenses had been improperly capitalized; (ii) insufficient reserves and accruals had been recorded; (iii) inappropriate charges to acquisition liabilities had been made; (iv) certain non-performing assets had not been written-off; (v) improper revenue recognition had been used in regards to certain contracts and agreements; and (vi) adjustments for the settlement of certain terminated contracts were not recorded. As a result of the Restatement, the Company reported pre-tax losses of approximately $1.6 million for 1994; $4.3 million for 1995; and $6.3 million for 1996. The Company announced that the Restatement included a cumulative negative adjustment of $2.5 million for years prior to 1994. In addition, for the nine months ended September 24, 1997 the Restatement reflected an $11.7 million pre-tax loss.

         On February 11, 1998, the Company engaged Price Waterhouse LLP as its independent auditor for the fiscal year ended December 31, 1997. Price Waterhouse replaced Deloitte & Touche, LLP, who had served as the Company's independent auditors since 1985.

         Between December 15, 1997 and March 20, 1998, 13 purported class actions were initiated against the Company. On January 30, 1998, the Company was named as a defendant in an action arising out of the issuance and sale in October 1997 of $175 million in the aggregate principal amount of the Company's 5% Convertible Subordinated Notes due 2004 (see "Item 3 - Legal Proceedings").

         The Nasdaq Stock Market ("Nasdaq") suspended trading in shares of the Company's common stock on December 12, 1997. On January 7, 1998, Nasdaq determined to delist the Company's common stock, effective January 14, 1998. The Company promptly appealed Nasdaq's determination, resulting in a stay of the delisting proceeding pending a hearing held on February 5, 1998. Nasdaq subsequently determined to lift the trading halt, and trading in the Company's common stock recommenced on March 3, 1998.

         On January 29, 1998, the Securities and Exchange Commission (the "SEC") indicated that it was pursuing an informal investigation into the events relating to the December 12, 1997 and December 15, 1997 announcements. On February 19, 1998, the SEC issued a formal order of investigation.

         On March 10, 1998, Gerald P. Buccino, Chairman and Chief Executive Officer of Buccino & Associates, Inc., the management consulting firm retained by the Company, was appointed Chief Executive Officer and President. Randy B. Spector, formerly President and Chief Operating Officer of the Company, has agreed to serve as a consultant to the Company (see Item 11 - "Executive Compensation -Employment Agreement with Gerald P. Buccino" and "Separation and Consulting Agreement with Randy B. Spector").

         On March 12, 1998, the Company's $200 million credit facility (the "Credit Facility") was amended to terminate the commitments of the banks thereunder, except with respect to the $10 million standby letter of credit for the benefit of the Maryland Stadium Authority.

ACQUISITIONS


         The Company completed five acquisitions in the 1997 fiscal year. Two of these acquisitions substantially enhanced the Company's presence in the education market, and three of the acquisitions broadened the Company's presence in the business dining market. The acquisition of Best, Inc. ("Best") provided a significant entry into the healthcare market and substantially increased the Company's presence in the corrections market.

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

CLIENTS

         The Company provides contract food services principally to recreation and leisure facilities, convention centers, education and corporate dining facilities, healthcare facilities and corrections facilities. As of December 31, 1997, the Company provided contract food service management at more than 900 facilities.

         RECREATION AND LEISURE FACILITIES. The Company offers food and beverage concession and catering services to arenas, stadiums, amphitheaters, civic centers and other recreational facilities. These facilities typically select a food service provider on the basis of its ability to generate increased volume from concession sales while maintaining high quality and attendee satisfaction. The Company believes that, as a result of the growing popularity of minor league sports, significant opportunities exist at stadiums and arenas at which minor league baseball and hockey teams play. As of December 31, 1997, the Company provided services to facilities hosting five minor league baseball teams and ten minor league hockey teams. The Company further believes that more major college athletic programs will seek to outsource food and beverage concession operations at on-campus stadiums and arenas. Recreation and leisure facilities served by the Company presently include Pro Player Stadium in Miami, Florida (home of the Miami Dolphins and Florida Marlins); Sun Devil Stadium in Tempe, Arizona (home of the Arizona Cardinals); and the Great Woods Center for the Performing Arts in Mansfield, Massachusetts. Commencing in the fall of 1998, the Company will be providing concession services at the new stadiums for the Tampa Bay Buccaneers and the Baltimore Ravens. The Company also provides concession services to recreation and leisure facilities at colleges and universities including Arizona State University, Boise State University and the University of Minnesota.

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

         EDUCATION. The Company provides food and beverage concession and catering services to student cafeterias, food courts, snack bars and clubs at colleges, universities and elementary and secondary schools. College student dining habits have changed dramatically in recent years, with students tending to eat smaller meals throughout the day and evening, often paying with debit cards in lieu of cash or traditional board plans. In response to these changes, the Company now offers increased quality and choices among food and beverage items at educational facilities, including recognized brand name foods served in education facilities by the Company's employees. The Company has contractual arrangements with Subway Corporation, Pizza Hut, Inc. and Taco Bell Corp. to offer their products at various dining locations at educational institutions. The Company presently provides dining services to students at colleges and universities including Alfred University in Alfred, New York; Morris Brown College in Atlanta, Georgia; Mt. Hood Community College in Gresham, Oregon; Wayne State University in Detroit, Michigan; and Xavier University in New Orleans, Louisiana. The Company currently provides food services to secondary schools such as the following school districts: East Orange, New Jersey; Newark, New Jersey; Bonneville, Iowa; and Marana, Arizona.

         BUSINESS DINING. The Company provides food and beverage services to business dining rooms and cafeterias, office complexes and manufacturing plants. Business dining facilities are increasingly offering upscale, quality food and beverage items and are often subsidized by employers seeking to shorten employee meal breaks and increase productivity. The Company seeks to capitalize on this trend by providing high quality food and beverage service at its corporate client dining locations. The Company serves a diversified mix of large corporate clients, focusing on more upscale office dining. Clients include facilities of Carnival Cruise Lines, Ore-Ida Foods, Inc., Royal Indemnity Company, Burger King and Becton Dickinson and Company.

         HEALTHCARE. The Company provides food and beverage concession and catering services to hospitals, nursing homes and retirement communities. A registered dietitian provides guidance in meeting the diverse nutritional needs at these facilities. The Company provides menu planning, recipe development, diet instructions and nutritional care planning as part of its healthcare food service operations. Healthcare clients include Vencor, Inc., Allina Health System, Health Dimensions, the Ebenezer Society and the State of South Dakota.

         CORRECTIONS. The Company provides food and beverage concession and catering services to prisons, jails and residential facilities. These facilities range from minimum security correctional facilities to maximum security state penitentiaries. They also include children's homes, juvenile detention centers and other residential corrections facilities. Many of these facilities are accredited by the American Correctional Association. The Company provides food and beverage services at corrections facilities for the State of Minnesota, the State of South Dakota and Corrections Corporation of America, as well as numerous county jails.

CONTRACTS

         The Company generally enters into one of the following types of contracts: profit and loss contracts ("P&L"), profit sharing contracts and management fee contracts.

         Under P&Ls, the Company receives all the revenues and bears all the expenses of the operation. These expenses include rent paid to the client, typically calculated as a fixed percentage of various categories of sales. While the Company often benefits from greater upside potential with a P&L contract, it is responsible for all costs of running the food service operation and consequently bears greater risk than with a management fee or profit sharing contract. Under profit sharing contracts, the Company receives a percentage of profits earned at the facility plus a fixed fee or percentage of sales as an adminstrative fee. Revenues derived under a limited number of management fee contracts are based upon a fixed minimum fee. The Company is reimbursed for all of its on-site expenses incurred in providing food and beverage services under all management fee contracts. A number of the Company's management fee contracts provide for an additional incentive fee based on a percentage of sales over a base threshold level.

         The Company often provides a capital commitment in its bid to win a new facility contract. This commitment most frequently takes the form of an investment in food service equipment and leasehold improvements, which upgrade the facility itself and can increase the returns to both the Company and the facility owner by generating increased sales. Occasionally, the Company makes loans or advances to the client, the proceeds of which are generally used to improve an existing facility or to complete a new facility. When the Company makes an investment, loan or advance to a facility under either a management fee or profit sharing contract, ordinarily the amount of the commitment is repaid to the Company out of the revenues generated by the food service operation in accordance with an amortization schedule set forth in the contract. P&L contracts ordinarily do not require the repayment of invested capital to the Company during the contract term. Most of the Company's contracts require the client to reimburse the Company for any unamortized invested capital in the event of the expiration or termination of the contract for any reason, and the Company generally keeps title to the subject assets until such payment is made. Invested capital that is repaid is usually amortized over a period of time equal to or greater than the term of the contract. The Company believes that its willingness to make selective investments can provide it with a competitive advantage in bidding for new contracts. There can be no assurance, however, that any such investments will enhance returns and not result in losses for the Company.

         The length of contracts varies depending on the type of facility, type of contract and financial investment. Contracts for recreation and leisure facilities typically include the largest capital investment by the Company and generally have a term of three to ten years. Contracts for convention centers generally have a term of three to five years. Education market contracts generally have a term of one to five years. Business dining accounts, which generally require the smallest capital investment by the Company, typically have a shorter term than those in the recreation and leisure, convention center and education areas, and generally contain a provision allowing either party to terminate for convenience after a short notice period, typically ranging from 30 to 90 days. The Company's remaining contracts including healthcare and corrections markets generally have a fixed term and in any fiscal year a number of these contracts either expire or come up for renewal. Since the events described herein relating to the Company's announcements on December 12 and 15, 1997, no existing client contracts have been terminated prior to expiration, and the Company has not been notified of intent to terminate any contracts.

         Certain municipalities and governmental authorities require that a certain percentage of food service contract bids be from minority-owned and/or women-owned businesses ("MBEs" and "WBEs," respectively). The Company has entered into joint ventures with five MBEs/WBEs to operate facilities in Orlando, Florida (2); Portland, Oregon; Fort Worth, Texas; and Milwaukee, Wisconsin. It is likely that the Company will be required to partner with additional MBEs/WBEs in the future as a precondition to winning certain municipal and governmental authority facility food service contracts.

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

         Members of the Company's sales and marketing team maintain a high degree of visibility in various industry trade associations. Virtually all of the Company's clients and potential clients in facilities operated by governmental and quasi-governmental authorities are members of these trade groups. The Company regularly exhibits at industry trade shows held for and by groups comprised of recreation and leisure facility owners, convention center managers and representatives of colleges, universities, elementary and secondary schools and healthcare and corrections facilities. The Company also advertises on a regular basis in magazines and periodicals that focus on the public facilities industry.

COMPETITION

         The Company encounters significant competition in each area of the contract food service market in which it operates. Food service companies compete for clients on the basis of quality and service standards, innovative approaches to food service facilities design and maximization of sales and price (including capital expenditures). Competition may result in price reductions, decreased gross margins and loss of market share. Certain of the Company's competitors compete with the Company on both a national and international basis and have greater financial and other resources than the Company. In addition, existing or potential clients may elect to "self operate" their food service, eliminating the opportunity for the Company to compete for the account. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 3,250 full-time employees and 11,000 employees hired on a part-time or on an event-by-event basis. The number of part-time employees can vary significantly from time to time. The Company believes that its future success will depend in large part upon the continued service of its senior management personnel and upon the Company's continuing ability to attract and retain highly qualified managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial personnel or that it will be able to attract and retain additional managerial personnel in the future. Approximately 5% of the Company's total employees (including full and part-time) are covered by collective bargaining agreements. The Company has not experienced any work stoppage and considers its relations with its employees to be satisfactory. The Company has hired and expects to continue to need to hire a large number of qualified, temporary workers at particular events.

GOVERNMENT REGULATION

         The Company's business is subject to various governmental regulations incidental to its operations, such as environmental, employment and health and safety regulations. Since it serves alcoholic beverages at many convention centers and recreation and leisure facilities, the Company also holds liquor licenses incidental to its contract food service business and is subject to the liquor license requirements of the states in which it holds a liquor license. As of December 31, 1997, the Company and its affiliates held liquor licenses in 22 states. While the application procedures and requirements for a liquor license vary by state, the Company has received an alcoholic beverage license with respect to each of the approximately 113 applications it has submitted, and has never had an alcoholic beverage license revoked or suspended.

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

         In addition, various federal and state agencies impose nutritional guidelines and other requirements on the Company at certain of the education, healthcare and corrections facilities it serves. The cost of the Company's compliance with governmental regulations has not been material. However, there can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the company in the future or significantly increase the cost of regulatory compliance.

ITEM 2 - PROPERTIES

         The Company currently leases its corporate headquarters in Greenwich, Connecticut pursuant to a lease expiring in June 2004. In September 1997, the Company entered into a lease for new headquarters space in Darien, Connecticut. The Company subsequently determined to not relocate from its current headquarters in Greenwich. Accordingly, the Darien lease was terminated pursuant to an agreement dated February 3, 1998, under the terms of which the Company paid $500,000 in exchange for a full release from the Darien lease. (See Note 3 to the Consolidated Financial Statements)

         The Company also maintains accounting processing centers in Roseville, Minnesota; Ithaca, New York; Miami, Florida; and Tempe, Arizona. The Company leases the space for each of these facilities. The Company believes that if it were unable to renew the lease on any of these facilities, other suitable facilities would be available to meet the Company's needs.

ITEM 3 - LEGAL PROCEEDINGS

         In January 1996, the Company was served with a complaint naming it as one of five defendants in a lawsuit brought by multiple plaintiffs in the New York State Supreme Court alleging damages arising out of the Woodstock II Festival held in August 1994 in Saugerties, New York. The promoter of the festival is also a defendant. According to the complaint, the plaintiffs were hired by the Company (which had a concession agreement with the promoter of the festival) as subcontractors of food, beverage and/or merchandise. In their complaint, which seeks approximately $5.9 million, the plaintiffs allege damages arising primarily from the failure to provide adequate security and prevent festival attendees from bringing food and beverages in to the festival. The Company and the promoter have made cross-demands for indemnification against each other under applicable provisions of their concession agreement. On April 4, 1996, the other defendants named in the suit answered the complaint and asserted cross-claims for contribution and indemnification against the Company. Thereafter, the Company answered the complaint and asserted a cross-claim for indemnification against the promoter and a cross-claim for contribution against all of its co-defendants. In January 1998, plaintiffs were served with a formal notice of demand to resume prosecution of the case. Plaintiffs' time to respond to the demand will expire in late April 1998.

         The Company has also sued a former client in the Jefferson Circuit Court of the Commonwealth of Kentucky for certain amounts owed by the former client under the food service contract between the parties, and the former client has filed a counterclaim against the Company seeking unspecified damages for the Company's alleged tortious interference with a prospective contractual relationship with another food service provider.

         The Company does not believe that any liabilities relating to the foregoing legal proceedings are likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows.

         Between December 15, 1997 and March 25, 1998, 13 purported class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain of its officers and/or directors. The complaints assert various claims against the Company, including claims alleging violations of Sections 10(b), and 20(a) of the Securities Exchange Act of 1934 and/or violations of Sections 11, 12(2), and 15 of the Securities Act of 1933 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. On February 13, 1998, the plaintiffs in the actions filed a Motion for Consolidation and for Appointment as Lead Plaintiffs and for Approval of A Selection of Lead Counsel (the "Motion"). On March 25, 1998, the Motion was granted. On or about January 30, 1998, the Company was named as a defendant in an action arising out of the issuance and sale in October 1997 of $175 million in the aggregate principal amount of the Company's 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes"). The plaintiffs allegedly purchased the Convertible Notes in the aggregate principal amount of $7.5 million. The complaint alleges, among other things, that the Offering Memorandum prepared by the Company in connection with the offering contained materially false information. The complaint asserts various claims against the Company, including claims alleging violations of Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. The relief sought by plaintiffs includes damages, including the alleged difference in the value of the Convertible Notes when purchased and their actual value, or alternatively rescission of their purchase of the Convertible Notes, plus interest, costs and disbursements, and attorneys' fees. If the plaintiffs prevail in such suits, the results of such an outcome could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Capital to meet these potential obligations from sources such as selling assets, curtailing expansion or proceeds from debt or equity sources, may not be available to the Company when required. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources)

         On February 19, 1998, the Securities and Exchange Commission issued a formal order of investigation into the events relating to the December 12 and December 15, 1997 announcements. (See Item 1 - Business - Recent Developments)

         The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Common Stock has been quoted on the Nasdaq National Market under the symbol "FINE" since the initial public offering on June 19, 1996.

         The following table sets forth the high and low sale prices of the Common Stock on the Nasdaq National Market for the periods indicated.

                                                               HIGH       LOW

Fiscal Year Ended December 31, 1997:

   First Quarter......................................       $28.50      $18.25
   Second Quarter.....................................        33.00       22.75
   Third Quarter......................................        38.75       29.00
   Fourth Quarter*....................................        43.00       10.125

*$10.125 is the closing price on December 12, 1997, when Nasdaq suspended trading in shares of the Company's Common Stock. On March 3, 1998 Nasdaq lifted the trading halt.

                                                               HIGH       LOW

Fiscal Year Ended December 25, 1996:

   Second Quarter (beginning June 19, 1996)...........       $12.25     $10.75
   Third Quarter......................................        16.25      10.50
   Fourth Quarter.....................................        19.25      14.00

NUMBER OF STOCKHOLDERS

         As of March 24, 1998, there were approximately 75 holders of record of the Company's Common Stock.

DIVIDEND POLICY

         The Company has never paid cash dividends on its Common Stock and presently does not intend to declare any cash dividends on the Common Stock in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

                                SUMMARY CONSOLIDATED FINANCIAL DATA
                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   FISCAL YEARS (1)
                                               ------------------------------------------------------
                                                1997(2)     1996(2)     1995       1994         1993
                                                ----        ----        ----       ----         ----

STATEMENT OF OPERATIONS DATA:
Net sales (3).............................    $275,068    $144,400    $107,859   $104,068    $ 74,213
Gross profit..............................      15,214      11,821       8,956      7,983       5,144
(Loss) income from operations.............     (27,508)     (3,683)     (1,585)        27       1,227
Net (loss) income.........................    $(23,821)   $ (4,441)   $ (2,709)  $ (1,213)   $    176
Basic and diluted loss per share of common
  stock (4)...............................    $  (2.74)   $  (1.39)   $  (1.76)  $   (.71)   $   (.03)
Average number of shares of Common
  Stock outstanding.......................       8,683       4,137       2,048      2,048       2,048
SELECTED OPERATING DATA:
Net cash (used in) provided by operating
  activities..............................    $(23,908)   $ (7,655)   $   (907)  $  2,509    $  1,966
Net cash used in investing activities.....     (58,071)    (18,117)     (4,246)    (8,985)     (5,960)
Net cash provided by financing activities.     186,954      29,885       4,255      7,632       2,737
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit).................    $103,662   $  (3,753)  $  (7,744)  $ (5,533)   $   (260)
Total assets..............................     290,178      95,993      48,988     47,266      27,003
Total debt................................     183,444      40,573      28,931     25,518      13,358
Stockholders' equity......................      65,464      28,544         907      3,016       4,479


(1) The Company's fiscal year ends on the last Wednesday of December. The 1997 fiscal year was a 53-week period.

(2) Significant acquisitions were made in these years. See the pro-forma information set forth in Note 4 to the Consolidated Financial Statements.

(3) Net sales (and cost of sales) have been increased to reflect the gross up of net sales resulting from the inclusion of reimbursed costs under a limited number of management fee contracts (see Note 2 to the Consolidated Financial Statements - Revenue Recognition and Cost of Sales), with no effect on gross profit or net loss/income, as follows: 1996 - $13,761; 1995 - $12,477; 1994 -
$21,955; 1993 - $13,001. Reimbursed costs under these contracts included in 1997 net sales (and cost of sales) was $14,317.

(4) Basic and diluted loss per share for fiscal 1997 is calculated based upon net loss, and for the fiscal years 1993 through 1996 it is calculated based upon the net loss/income less accretion to the redemption value of warrants issued in fiscal 1993. Accretion to redemption value of warrants was $1,300 ($0.31 per share), $900 ($0.44 per share), $250 ($0.12 per share) and $230 ($0.11 per share) for fiscal 1996, 1995, 1994 and 1993, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The matters discussed herein contain forward-looking statements which involve risks relating to future events and uncertainties associated with the food service industry. The Company's actual events or results may differ materially from the results discussed in the forward looking statements. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

    On February 6, 1998, the Company restated its financial statements for fiscal years 1994 through 1996, and for the nine months ended September 24, 1997 (the "Restatement"). The Restatement was necessitated when the Company's management determined that (i) certain overhead expenses had been improperly capitalized; (ii) insufficient reserves and accruals had been recorded; (iii) inappropriate charges to acquisition liabilities had been recorded; (iv) certain non-performing assets had not been written-off; (v) improper revenue recognition had been used in regards to certain contracts and agreements; and (vi) adjustments for the settlement of certain terminated contracts were not recorded. As a result of the Restatement, the Company reported pre-tax losses of approximately $1.6 million for 1994; $4.3 million for 1995; and $6.3 million for 1996. The Company announced that the Restatement included a cumulative negative adjustment of $2.5 million for years prior to 1994. In addition, for the nine months ended September 24, 1997, the Restatement reflected an $11.7 million pre-tax loss.

OVERVIEW

    The Company was formed in 1985 and has grown to become a leading provider of food and beverage concession, catering and ancillary services to more than 900 facilities in 41 states. The Company targets six distinct markets within the contract food service industry: the recreation and leisure market ("Recreation and Leisure"), serving arenas, stadiums, amphitheaters, civic centers and other recreational facilities; the convention center market ("Convention Centers"); the educational and school nutrition markets ("Education"), which the Company entered in 1994, serving colleges, universities and since 1996, elementary and secondary schools; the business dining market ("Business Dining"), which the Company entered in 1994, serving corporate cafeterias, office complexes and manufacturing plants; the healthcare market ("Healthcare"), serving long term care facilities and hospitals, which the Company substantially entered in 1997; and the corrections market ("Corrections"), serving prisons and jails, which the Company entered in 1996.

    A significant portion of the Company's growth to date has been derived from acquisitions. In the 1996 fiscal year, the Company acquired four companies. The Company acquired Sun West Services, Inc. ("Sun West"), serving the Education and Corrections markets, in March 1996, Ideal Management Services, Inc. ("Ideal"), serving the Education market, in July 1996, PCS Holding Corporation (formerly known as HCS Management Corporation) ("PCS"), serving the Business Dining market, in November 1996 and Republic Management Corp. of Massachusetts ("Republic"), serving the Business Dining and Education markets, in December 1996. In the 1997 fiscal year, the Company acquired five companies. Commencing in December 1996, the Company acquired Service Dynamics Corp., ("Service Dynamics") serving the Business Dining and Education markets, for a purchase price of approximately $3.0 million. In January 1997, the Company acquired Serv-Rite Corporation ("Serv-Rite"), serving the Business Dining and Education markets, for a purchase price of approximately $8.0 million. In August 1997, the Company acquired Statewide Industrial Catering, Inc. ("Statewide"), serving the Education market, for approximately $3.2 million and Best, Inc. ("Best"), serving the Healthcare and Corrections markets, for approximately $26.0 million. On October 3, 1997, the Company acquired Total Food Service Direction, Inc. ("Total"), serving the Business Dining market, for approximately $4.9 million. The purchase price for each of the foregoing acquisitions includes debt assumed by the company as part of the acquisition. The Company is in the process of eliminating certain redundant operations through closings of offices and termination of excess personnel from certain of the acquired companies.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:



                                                                                   FISCAL YEARS
                                                                         --------------------------------
                                                                          1997        1996          1995
                                                                          ----        ----          ----

Net sales.....................................................            100.0%      100.0%      100.0%
Cost of sales.................................................             94.5        91.8        91.7
                                                                         ------      ------      ------
Gross profit..................................................              5.5         8.2         8.3
General and administrative expenses...........................             11.9        10.7         9.8
Special charge................................................              1.4           -           -
Provision for asset impairment and disposal...................              2.2           -           -
                                                                         ------      -------     ------
Loss from operations..........................................            (10.0)       (2.5)       (1.5)
Interest expense, net.........................................              1.1         1.8         2.5
                                                                         ------      ------      ------
Loss before income tax benefit ...............................            (11.1)       (4.3)       (4.0)
Income tax benefit............................................             (2.5)       (1.3)       (1.4)
                                                                        -------      ------      ------
Net loss (before warrant accretion in 1996 and 1995)..........             (8.6)%      (3.0)%      (2.6)%
                                                                         ======      ======      ======


         The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:


                                                                                   FISCAL YEARS
                                                       ----------------------------------------------------------------
                                                               1997                    1996                  1995
                                                       -----------------       -----------------      -----------------

Recreation and Leisure.............................    $ 58,506     21.3%      $ 47,690     33.0%     $ 48,598   45.1%
Convention Centers.................................      61,603     22.4         52,734     36.5        41,153   38.1
Education..........................................      67,134     24.4         25,640     17.8         8,887    8.2
Business Dining....................................      58,524     21.3         11,508      8.0         9,049    8.4
Corrections........................................       9,354      3.4          2,875      2.0             -    -
Healthcare.........................................      13,960      5.1          2,758      1.9           124     .1
Other..............................................       5,987      2.1          1,195       .8            47     .1
                                                      ---------  -------     ----------    -----      --------  -----
Total..............................................    $275,068    100.0%      $144,400    100.0%     $107,858  100.0%
                                                      =========  ========    ==========    =====      ========  ======

FISCAL 1997 COMPARED TO FISCAL 1996

    NET SALES. The Company's net sales approximately doubled to $275.1 million in fiscal 1997 from $144.4 million in fiscal 1996. Net sales increased in fiscal 1997 in all market areas. Recreation and Leisure net sales increased $10.8 million or 23%. The increase in Recreation and Leisure net sales is attributable to: increased sales of $10.9 million from existing accounts, including $6.2 million related to Pro Player Stadium in Miami, Florida, which hosted the 1997 Divisional Playoffs, League Championship Series and World Series; and net sales of $2.7 million from ten new contracts, including the University of Georgia in Athens which contributed $1.1 million. These increases were offset by decreased net sales of approximately $1.3 million due to the absence in 1997 of a one time special event, Super Bowl 1996, and $1.5 million from terminated contracts. Net sales in 1997 from Convention Centers increased $8.9 million or 17% primarily due to a $4.7 million increase from the contract with the Orange County Convention Center in Orlando, Florida which nearly tripled its facility size in 1997 and a $3.1 million increase from the new contract with the Tulsa Exposition Center in Tulsa, Oklahoma. Net sales in both Education and Business Dining more than doubled in 1997 with increases of $41.5 million and $47.0 million, respectively, primarily as a result of 1997 acquisitions and the full year impact of 1996 acquisitions. The $6.5 million and $11.2 million growth in net sales in Corrections and Healthcare, respectively, is directly related to the 1997 acquisition of Best, which added approximately 50 and 70 contracts to these market areas, respectively. (See Note 2 to the Consolidated Financial Statements)

    GROSS PROFIT. Gross profit as a percentage of net sales decreased to 5.5% in fiscal 1997 from 8.2% in fiscal 1996. Reductions in the carrying value of certain assets, primarily accounts receivable and fixtures and equipment, were $4.3 million in 1997 as compared to $1.3 million in 1996. Excluding these write-downs, the gross profit percentage was 7.1% and 9.1% in 1997 and 1996, respectively. The decline in gross profit excluding write-downs was primarily related to the increased business in the lower margin Business Dining and Education markets in connection with recent acquisitions and a decrease in margins at several recreation and leisure and convention center units including the Coral Sky Amphitheater, Concord Pavilion, Dayton Convention Center and the Bayside Exposition Center.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $32.8 million (or 11.9% of net sales) in fiscal 1997 from $15.5 million (or 10.7% of net sales) in fiscal 1996. This increase was primarily attributable to the Company's investment in regional and accounting management, training and human resource support, additional sales personnel and regional office facilities to support the current growth of the Company. In addition, there were significant expenses related to the performance of duplicate functions by personnel at the following acquired companies: Service Dynamics, Serv-Rite, Statewide, Best and Total. The Company plans to eliminate a substantial portion of these costs by the end of 1998.

    SPECIAL CHARGE. In connection with the Restatement, the Company incurred costs of approximately $3.8 million (or 1.4% of net sales) in the fourth quarter of 1997 to cover the write-off of $2.2 million of deferred debt costs in connection with the Company's Credit Facility and approximately $1.6 million for the costs of legal, accounting and management consulting fees (collectively the "Special Charge").

    PROVISION FOR ASSET IMPAIRMENT AND DISPOSAL. The Company recorded a charge of $6.1 million in the fourth quarter of 1997 to reflect the loss on sale of assets and the write down to fair value of certain long-lived assets, held for sale and in use. The assets written down included excess of cost over net assets acquired, contract rights and fixtures and equipment. These assets were primarily in the Business Dining market.

    OPERATING LOSS. Operating loss increased from $3.7 million in fiscal 1996 to $27.5 million in fiscal 1997. Excluding the Special Charge and Provision for Asset Impairment and Disposal, the 1997 operating loss was $17.6 million and is primarily due to a decline in gross profit and increased general and administrative expenses as discussed above.

    INTEREST EXPENSE, NET. During 1997, the Company repaid certain obligations under its Credit Facility with the net proceeds from the follow-on public offering completed in February and issuance of Convertible Notes in October. The Company has invested the remaining proceeds from the issuance of the Convertible Notes, which has generated interest income that partially offset the interest expense on the Convertible Notes. The combination of these activities has resulted in an increase in interest expense of $0.5 million in fiscal 1997 as compared to fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

    NET SALES. The Company's net sales increased 34% to $144.4 million in fiscal 1996 from $107.9 million in fiscal 1995. Net sales increased in fiscal 1996 in all market areas except Recreation and Leisure. Recreation and Leisure net sales decreased 2% in fiscal 1996 as compared to fiscal 1995, primarily due to a decrease in attendance at the Florida Marlins major league baseball games and the decision by a private tenant of one of the Company's clients to build a new facility and self operate its food service. This decrease was partially offset by new contracts signed with the Concord Pavilion in Concord, California and the Coral Sky Amphitheater in West Palm Beach, Florida. Net sales from Convention Centers increased 28% in fiscal 1996 as compared to fiscal 1995 primarily as a result of increased sales from existing contracts, including the Orange County Convention Center in Orlando, Florida, the Monroe Civic Center Complex in Monroe, Louisiana, the D.L. Lawrence Convention Center in Pittsburgh, Pennsylvania and the Albuquerque Convention Center in New Mexico. Net sales from all other market segments more than doubled primarily as a result of the acquisitions of Sun West in March 1996, Ideal in July 1996, PCS in November 1996 and Republic in December 1996, as well as the impact of new contracts such as Boise State University in Boise, Idaho and St. Edward's College in Austin, Texas. (See Note 2 to the Consolidated Financial Statements)

     GROSS PROFIT. Gross profit as a percentage of net sales decreased to 8.2% in fiscal 1996 from 8.3% in fiscal 1995. Write downs of the carrying value of certain assets, primarily accounts receivable and fixtures and equipment, was $1.3 million in 1996 and $0.2 million in 1995. Excluding these write downs, the gross profit percentage was 9.1% in 1996 versus 8.5% in 1995. This increase is attributable to purchasing efficiencies gained from an expanded base of business.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $15.5 million (or 10.7% of net sales) in fiscal 1996 from $10.5 million (or 9.8% of net sales) in fiscal 1995. This increase was attributable primarily to the Company's continued investment in training programs, regional management and additional sales personnel to support its current and future growth plans. In addition, significant expenses were incurred relating to the performance of duplicate functions by personnel at Sun West, Ideal, PCS and Republic. A portion of these costs were eliminated by the end of 1996 and throughout 1997, with a substantial portion of the remainder expected to be eliminated in the first half of 1998.

     OPERATING LOSS. Operating loss increased from $1.6 million in fiscal 1995 to $3.7 million in fiscal 1996, due to a decline in gross profit and increased general and administrative expenses, as discussed above.

     INTEREST EXPENSE. Interest expense, net decreased $0.1 million, due primarily to a reduction in debt levels resulting from the repayment of certain obligations under the Company's credit facility with the net proceeds from the initial public offering, as well as the repayment of subordinated debt.

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

    In addition to the routine quarterly fluctuations, the fourth quarter 1997 also reflects a Special Charge of $3.8 million necessitated by the Restatement and a charge of $6.1 million to reflect the loss on sale of assets and the write down to fair value of certain long-lived assets (excess of cost over net assets acquired, contract rights and fixtures and equipment).

     The following table sets forth unaudited selected consolidated income statement data for the periods indicated, as well as such data expressed as a percentage of net sales for the same periods. This information has been derived from the unaudited consolidated financial statements and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information.


                                                          FISCAL QUARTERS ENDED  (1)(2)
                                                          -----------------------------
                                                              (AMOUNTS IN THOUSANDS)
                                 ---------------------------------------------------------------------------
                                                 1997                                     1996
                                 ------------------------------------      ---------------------------------
                                 FIRST     SECOND    THIRD     FOURTH       FIRST   SECOND   THIRD    FOURTH

Net sales.....................   $54,333   $57,231  $68,134   $95,370      $27,710 $30,688  $41,341  $44,661
Cost of sales..................   49,484    54,940   64,128    91,302       25,073  28,286   36,850   42,370
                                --------  -------- --------  --------       ------ -------  -------  -------
Gross profit...................    4,849     2,291    4,006     4,068        2,637   2,402    4,491    2,291
General and administrative
  expenses....................     7,645     6,847    7,053    11,270        2,991   3,402    4,501    4,610
Special charge(3)..............        -         -        -     3,784            -       -        -        -
Provision for asset impairment.
  and disposal(3)..............        -         -        -     6,123            -       -        -        -
                               ---------  -------- --------  --------       ------ -------  -------  -------
Loss from operations...........   (2,796)   (4,556)  (3,047)  (17,109)        (354) (1,000)     (10)  (2,319)
Interest expense, net..........      532       283      532     1,768        1,066     751      492      309
                               ---------  -------- --------  --------        ----- -------  -------  -------
Loss before income tax benefit.   (3,328)   (4,839)  (3,579)  (18,877)      (1,420) (1,751)    (502)  (2,628)
Income tax benefit.............     (850)   (1,259)    (921)   (3,772)        (419)   (517)    (148)    (776)
                               ---------  -------- --------  --------        ----- -------  -------  -------
Net loss before warrant
  accretion....................  $(2,478)  $(3,580) $(2,658) $(15,105)     $(1,001)$(1,234) $  (354) $(1,852)
                                 =======   =======  =======  =========     ======= =======  =======  =======

(1) As described in Note 23 to the Consolidated Financial Statements, the Company has restated the first three quarters of 1997 and the four quarters of 1996, and has filed a Form 10-Q/A for each of the first three quarters of 1997 and each of the first three quarters of 1996 and a Form 10-K/A for fiscal year 1996. A reconciliation of originally filed and restated quarterly data is presented in Note 21 to the Consolidated Financial Statements.

(2) As discussed in Note 2 to the Consolidated Financial Statements - Revenue Recognition and Cost of Sales, certain amounts have been reclassified to conform to the current presentation.

(3) Fourth quarter 1997 includes a special charge of $3,784 (see Note 3 to the Consolidated Financial Statements) and provision for asset impairment and disposal of $6,123 (See Note 2 to the Consolidated Financial Statements-Impairment of Long-Lived Assets).


                                                       (AS A PERCENTAGE OF NET SALES)

Net sales......................      100.0%    100.0%   100.0%  100.0%        100.0%  100.0%   100.0%   100.0%
Cost of sales..................       91.1      96.0     94.1    95.7          90.5    92.2     89.1     94.8
                                    ------    ------   ------  ------        ------  ------   ------   ------
Gross profit...................        8.9       4.0      5.9     4.3           9.5     7.8     10.9      5.2
General and administrative
  expenses.....................       14.1      12.0     10.4    11.8          10.8    11.1     10.9     10.3
Special charge(3)..............          -        -         -     4.0             -       -        -        -
Provision for asset impairment.
  and disposal(3)..............          -        -         -     6.4             -       -        -        -
                                    ------   -------  -------  ------        ------  ------   ------   ------
Loss from operations...........       (5.2)     (8.0)    (4.5)  (17.9)        (1.3)    (3.3)       -     (5.1)
Interest expense, net..........        1.0        .5       .8     1.8          3.8      2.4      1.2       .7
                                    ------   -------  -------  ------        -----   ------   ------   ------
Loss before income tax (benefit)
  provision....................       (6.2)     (8.5)    (5.3)  (19.7)        (5.1)    (5.7)    (1.2)    (5.8)
Income tax benefit.............       (1.6)     (2.2)    (1.4)   (3.9)        (1.5)    (1.7)     (.4)    (1.7)
                                    ------    ------  ------- -------         ----   ------   ------   ------
Net loss before warrant
  accretion....................       (4.6)%    (6.3)%   (3.9)% (15.8)%       (3.6)%    (4.0)%   (.8)%  (4.1)%
                                      ====      ====     ====   =====         ====    ======  ======  ======

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had cash and cash equivalent balances of $109.7 million and the Company's current assets of $147.6 million exceeded its current liabilities of $43.9 million, resulting in working capital of $103.7 million. The cash balances are primarily attributable to the proceeds from the issuance of the Convertible Notes. To a lesser extent working capital at December 31, 1997 also reflects the fact that the substantial increase in Education and Business Dining accounts generally requires a relatively greater investment in shorter term assets (accounts receivable) as compared to the Company's Recreation and Leisure accounts which generally requires investments in longer term assets (fixtures and equipment).

    The Company has funded its capital requirements from a combination of debt and equity financing. Net cash used by operating activities was $23.9 million, $7.7 million and $0.9 million in fiscal 1997, 1996 and 1995, respectively. The increase in net cash used by operating activities in fiscal 1997 was primarily attributable to the increased loss from operations and increase in net working capital requirements as a result of the expansion into the Education and Business Dining markets.

     Cash flows used in investing activities was $58.1 million, $18.1 million and $4.2 million in fiscal 1997, 1996 and 1995, respectively, the principal components of which are acquisitions of businesses, loans to clients and direct payments associated with acquiring individual contracts, as further described below.

      The Company is often required to provide a capital commitment in its bid to win a new facility contract. This commitment most often takes the form of an investment in food service equipment and leasehold improvements, which upgrades the facility itself and can increase the returns to both the Company and the facility owner by generating increased sales. Occasionally, the Company makes loans or advances to the client, the proceeds of which are generally used to improve an existing facility or to complete a new facility. When the Company makes an investment, loan or advance to a facility under either a profit sharing or management fee contract, the amount of the commitment, together, in certain cases, with interest, is repaid to the Company out of the revenues generated by the food service operation in accordance with an amortization schedule set forth in the contract.

    A significant portion of the Company's growth to date has been derived from acquisitions. From April 1993 through October 1997, the Company acquired 12 companies. Of the 12 acquisitions since April 1993, five were completed in fiscal 1997 for an aggregate purchase price of approximately $45.1 million, which includes $9.5 million of debt assumed by the Company. The Company is in the process of eliminating certain redundant operations through closings of offices and termination of excess personnel from certain of the companies.

    On February 12, 1997, the Company completed a follow-on offering (the "Follow-On Offering") of 2,875,000 shares of Common Stock, consisting of 2,689,000 shares sold by the Company and 186,000 shares sold by certain stockholders, resulting in net proceeds to the Company of approximately $58.9 million after deducting underwriting discounts and certain expenses. The proceeds of the Follow-On Offering were used to repay obligations under the Company's Credit Facility and for general working capital purposes.

    In October 1997, the Company issued, through a private placement pursuant to Rule 144A under the Securities Act of 1933, the Convertible Notes. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting underwriting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding debt under the Credit Facility. The remaining net proceeds were invested in short term investments. In connection with the offering of the Convertible Notes, the Company had agreed to file a shelf registration statement, which would cause the Convertible Notes to be freely tradeable. The Company has been unable to file the shelf Registration Statement and, therefore, is obligated to pay liquidated damages on the Convertible Notes, from January 25, 1998, in the amount of $.05 per week per thousand dollar principal amount, subject to increase every quarter up to a maximum of approximately 1.3% per annum.

    On December 15, 1997, the Company was in default under certain provisions of the Credit Facility and the Agent notified the Company that it would no longer extend loans to the Company under the Credit Facility. As of December 31, 1997, the Company had no outstanding loans but had outstanding obligations in respect of a Standby Letter of Credit issued by

BankBoston, N.A. (the "MSA LC") for the benefit of the Maryland Stadium Authority ("MSA") in the amount of $10 million, which letter of credit was one of two letters of credit issued to secure the Company's obligation to pay MSA up to $20 million over the term of the Company's Concessions Management Agreement with the Baltimore Ravens Limited Partnership dated August 14, 1997. The other letter of credit was paid in December 1997. On March 12, 1998, the Credit Facility was amended to terminate the commitment of the banks thereunder, except with respect to the MSA LC.

       Management has developed a comprehensive turnaround plan and business plan (the "Plan"), and has extensively reviewed the business base underlying the contracts for its more than 900 operating locations. This process was undertaken with the assistance of its outside management consultants and approximately 30 members of the Company's management team. Among other things, the Plan contemplates a reduction in overhead through the consolidation of duplicative accounting sites acquired as part of the 1996 and 1997 acquisitions, a consolidation of the Company's Education and Business Dining and School Nutrition Services divisions under one leadership, together with a reduction in duplicative field overhead, and a reduction of both food and labor costs through continuing efforts in procurement and labor scheduling. There can be no assurance, however, that such cost savings can be achieved.

       Management has met with certain holders (the "Note Holders"), of the Company's Convertible Notes, who have formed a committee comprised of the three largest present Note Holders, holding in excess of $100 million of the aggregate $175 million of Convertible Notes issued in October 1997. The Company's cash position at December 31, 1997 was $109.7 million, which management believes will be sufficient to satisfy the Company's cash requirements for at least the next twelve months. Accordingly, management believes it is unlikely in 1998, that cash flow demands will be made upon the Company which it will be unable to satisfy from its present cash position and operations. However, if the plaintiffs prevail in the Note Holders and stockholders suits described in Item 3 - Legal Proceedings, the outcome could have a material adverse effect on the Company's financial position, results of operations and cash flows. Capital to meet these potential cash flow demands may not be available to the Company when required.

YEAR 2000

    The Company is reviewing its year 2000 exposure and does not expect this to have a significant effect on its results of operations, financial position or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will not have an impact on the Company.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 for the fiscal year ending December 30, 1998.

INFLATION

     The Company believes that inflation has not had a material effect on its results of operations.

SEASONALITY

     The Company's business is seasonal in nature. Many Recreation and Leisure facilities experience slack periods in April, May and June due to fewer sporting events in these months and Convention Centers generally host fewer conventions from May through September. In addition, many Education facilities are closed during the summer months. Among other things, the Company adjusts its labor scheduling and staffing to compensate for these fluctuations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index to the financial statements included in Item 14.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         As previously reported by the Company in its Current
         Report on Form 8-K filed on February 12, 1998.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


                 EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

    The executive officers and directors of the Company are as follows:


NAME                                               AGE       POSITION

Gerald P. Buccino        ........................   59       Chief Executive Officer and President

Catherine B. James       ........................   46       Executive Vice President, Chief Financial Officer and Director

Randall K. Ziegler       ........................   55       Group President - Recreation and Leisure and Director

Robert F. Barney         ........................   58       Group President - Education and Business Dining

Mark Simkiss             ........................   46       Group President - School Nutrition Services

Perry Rynders            ........................   39       Group President - Healthcare and Group President- Corrections

Ellen Keats              ........................   41       Vice President, General Counsel and Secretary

Cynthia J. Robbins       ........................   42       Vice President and Controller

Ronald E. Blaylock (1)   ........................   38       Director

J. Michael Chu (1)       ........................   39       Director

Jack H. Nusbaum (1)      ........................   57       Director


(1)  Member of Special Committee

         GERALD P. BUCCINO was named Chief Executive Officer and President of the Company on March 10, 1998. His firm, Buccino & Associates, Inc., was retained by the Company in December 1997 to oversee the management of the Company. Since 1981, Mr. Buccino has been Chairman and Chief Executive Officer of Buccino & Associates, Inc., a management consulting firm specializing in turnaround situations. Mr. Buccino is President and Chairman of the Board of the Buccino Foundation, a charitable organization.

         CATHERINE B. JAMES has been Executive Vice President and Chief Financial Officer of the Company since April 1997 and a director of the Company since 1994. She was an executive officer of Strategic Distribution, Inc. ("Strategic Distribution") through April 1997, serving as Chief Financial Officer from February 1996, as Executive Vice President from January 1989 and as Secretary and Treasurer from December 1989. She has served as a member of the Board of Directors of Strategic Distribution since 1990. She was also Chief Financial Officer of Strategic Distribution from January 1989 until September 1993. Ms. James was a Managing Director of Interlaken Capital, Inc. ("Interlaken Capital") from January 1990 to April 1997. From 1982 through 1988, she was employed by Morgan Stanley & Co. Incorporated, serving as a Managing Director in the corporate finance area during the last two years of her tenure. Ms. James was an executive officer of Idle Wild Farm, Inc., a privately owned company that was formerly engaged in the manufacture of frozen foods which, in October 1993, filed a chapter 11 petition for reorganization under federal bankruptcy laws.

         RANDALL K. ZIEGLER has been Group President - Recreation and Leisure since June 1997. He previously served as Executive Vice President - Recreation and Leisure of the Company from 1995 to 1997. Prior to that time, he served as President of the Company's Food Services Division from 1990 to 1995. From 1985 to 1990, Mr. Ziegler served as Vice President - Sales of the Company. Mr. Ziegler has been a director of the Company since 1994. Prior to joining the Company in 1985, he held a number of senior management positions at Service America Corporation, a contract food service provider, including head of new business development.

         ROBERT F. BARNEY has been Group President - Education and Business Dining since June 1997. He joined the Company as Vice President-Education and Business Dining in 1995 and became Executive Vice President -Education and Business Dining in 1996. Prior to joining Fine Host, Mr. Barney founded Northwest Food Services, Inc. in 1976, and served as its President and Chief Executive Officer until its sale to Fine Host in 1995.

         MARK SIMKISS has been Group President - School Nutrition Services since June 1997. From February 1997 until June 1997, Mr. Simkiss was Senior Vice President - School Nutrition at the Company. From September 1995 until February 1997, Mr. Simkiss was Director of Business Development - School Nutrition at Aramark Corp., a food service company ("Aramark"). For more than five years prior to September 1995, Mr. Simkiss was a Regional Vice President of Aramark.

         PERRY RYNDERS has been Group President - Healthcare and Group President
- Corrections since August 1997. For more than five years prior to joining Fine Host, Mr. Rynders served as President of Best, Inc., which was acquired by the Company in August 1997. Mr. Rynders also served as Chief Financial Officer of Best from 1994 to 1997.

         ELLEN KEATS has been Vice President and General Counsel of the Company since December 1996. Ms. Keats became Secretary in June 1997. She previously served as Corporate Counsel of the Company from 1994 to 1996. Prior to joining the Company, from 1993 to 1994, Ms. Keats was General Counsel of EIS International, Inc., a telecommunications and software company in Stamford, Connecticut. Prior to such time, Ms. Keats was a partner with the Greenwich, Connecticut law firm of Gilbride, Tusa, Last and Spellane.

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


         RONALD E. BLAYLOCK has been a director of the Company since shortly after the Initial Public Offering in June 1996. Mr. Blaylock has been President and Chief Executive Officer of Blaylock & Partners, L.P., an investment banking firm, since he founded the firm in September 1993. Prior to September 1993, Mr. Blaylock was a founding partner and Executive Vice President of Utendahl Capital Partners, a minority-owned broker dealer, where he specialized in taxable fixed-income securities, from 1991 to 1993. Prior to such time, Mr. Blaylock was a First Vice President at Paine Webber Incorporated from 1988 to 1991 and a Vice President at Citibank Capital Markets from 1982 to 1988. Mr. Blaylock is a trustee of Georgetown University, where he was a member of a NCAA Final Four basketball team, and also serves as a director of Harbourton Mortgage Corp., Advantica Restaurant Group, Inc. and Covenant House.


         J. MICHAEL CHU has been a director of the Company since April 1997. Mr. Chu has been the Managing Director of Catterton-Simon Partners ("Catterton") since 1989. Catterton is a private equity investment firm focusing on the consumer, food and beverage industries. Mr. Chu is a member of the Board of Trustees of Bates College.


         JACK H. NUSBAUM has been a director of the Company since shortly after the Initial Public Offering in June 1996. Mr. Nusbaum is the Chairman of the New York law firm of Willkie Farr & Gallagher, where he has been a partner for more than the past twenty-five years. He is also a director of Pioneer Companies, Inc. ("Pioneer"), W.R. Berkley Corporation, Strategic Distribution, Prime Hospitality Corp. and The Topps Company, Inc. Mr. Nusbaum is also a trustee of Prep for Prep, the Joseph Collins Foundation and the Robert Steel Foundation.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by the Commission's regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1997.

ITEM 11 - EXECUTIVE COMPENSATION

         The following table sets forth information regarding the compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Executive Officer Group") during the fiscal years ended December 31, 1997, December 25, 1996 and December 27, 1995.


                                                     SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                        ANNUAL                               COMPENSATION
                                                     COMPENSATION                               AWARDS                ALL OTHER
NAME AND PRINCIPAL              FISCAL                                OTHER ANNUAL       SECURITIES UNDERLYING       COMPENSATION
POSITION                        YEAR      SALARY        BONUS       COMPENSATION (1)         OPTIONS/SARS               ($)(2)
--------                        ----      ------        -----       ----------------         ------------               ------

Richard E. Kerley (3)......      1997   $251,042        $      -       $     -                   215,000               $   4,943
Chairman and CEO                 1996    225,000         256,500             -                    54,000                  44,811
                                 1995    185,000         125,000             -                         -                   1,440
Randy B. Spector (4).......      1997    205,000               -             -                    32,500                   5,085
President and COO                1996    175,000         128,250             -                    22,000                  39,732
                                 1995    155,000          62,500             -                         -                     510
Randall K. Ziegler.........      1997    193,500          35,410             -                    22,500                   4,083
Group President                  1996    193,500          71,750             -                    15,000                  28,602
                                 1995    180,000          52,500             -                         -                   1,440
Robert F. Barney (5).......      1997    170,250           -                                      30,000                   4,724
Group President                  1996    160,000          71,750        50,362                    14,500                   4,300
                                 1995     60,000          17,500             -                         -                       -
Mark Simkiss (6)...........      1997    128,638          56,250             -                    27,500                     442
Group President


(1) Other annual compensation in the form of perquisites and other personal benefits has been omitted for certain executive officers where the aggregate amount of such perquisites and other personal benefits was less than the lesser of 10% of their salary and bonus or $50,000.

(2) Represents premiums paid by the Company, for excess group life insurance for fiscal 1997 (Mr. Kerley $828; Mr. Spector $828; Mr. Ziegler $828; Mr. Barney $828; Mr. Simkiss $442) and contributions by the Company to a 401(k) savings plan on account of each executive officer for fiscal 1997 (Mr. Kerley $4,115; Mr. Spector $4,257 Mr. Ziegler $3,255; Mr. Barney $3,896.)

(3) Mr. Kerley's employment with the Company was terminated on December 14, 1997.

(4) Mr. Spector resigned from the Company effective as of March 10, 1998. He has agreed to serve as a consultant to the Company. See "Executive Compensation - Separation and Consulting Agreement with Randy B. Spector".

(5)      Mr. Barney became an Executive Officer of the Company in July 1995.

(6)      Mr. Simkiss became an Executive Officer of the Company in February
         1997.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding options granted to the Executive Officer Group during the fiscal year ended December 31, 1997.



                                                                                                         POTENTIAL REALIZABLE
                                                     PERCENT OF TOTAL                                   VALUE AT ASSUMED ANNUAL
                                NUMBER OF            OPTIONS GRANTED                                     RATES OF STOCK PRICE
                          SECURITIES UNDERLYING      TO EMPLOYEES IN      EXERCISE      EXPIRATION     APPRECIATION FOR OPTION
NAME                         OPTIONS GRANTED           FISCAL YEAR         PRICE           DATE                TERM (1)
----                         ---------------           -----------         -----           ----                --------
                                                                                                           5%             10%
                                                                                                           --             ---
Richard E. Kerley (2)...          15,000                  1.84%            $20.75              -               -            -
                                 200,000                  24.59            27.31               -               -            -
Randy B. Spector (3)....           7,500                   0.92            20.75      01/07/07 (4)     $   107,827     $263,880
                                  75,000                   9.22            27.31      05/23/07 (5)       1,303,701    3,289,179
Randall K. Ziegler......           2,500                    .31            20.75      01/07/07 (4)          35,942       87,960
                                  20,000                   2.46            27.31      05/23/07 (5)         347,653      877,114
Robert F. Barney........           5,000                    .61            20.75      01/07/07 (4)          71,885      175,920
                                  25,000                   3.07            27.31      05/23/07 (5)         434,566    1,096,393
Mark Simkiss............           7,500                   .92             26.38      03/17/07 (4)         123,706      316,374
                                  20,000                   2.46            27.31      05/23/07 (5)         347,653      877,114

-----------


(1) These columns illustrate the hypothetical appreciation in the value of the stock options under the assumption that the Common Stock appreciates at the rate of 5% or 10%, respectively, compounded annually for ten years, the term of the options. Values are based on the per-share market price at the time of the grant, ranging from $20.75 to $27.31. The closing of the Common Stock on March 3, 1998, the date the trading halt was lifted, was $3.625.

(2) Mr. Kerley's employment with the Company was terminated on December 14, 1997. Accordingly, all of his unexercised options at that time were canceled.

(3) Mr. Spector resigned from the Company effective as of March 10, 1998. He has agreed to serve as a consultant to the Company. See "Executive Compensation - Separation and Consulting Agreement with Randy B. Spector".

(4) The options are exercisable in 20% increments annually commencing on January 7, 1998 and on each anniversary thereof.

(5) The options are exercisable annually in 1/3 increments commencing on May 23, 2000 and on each anniversary thereof.

         The following table sets forth information regarding options exercised by the Executive Officer Group during the fiscal year ended December 31, 1997.


                            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                   OPTION/SAR VALUES

                                                                             NUMBER OF
                                                                             SECURITIES              VALUE OF
                                                                             UNDERLYING             UNEXERCISED
                                                                            UNEXERCISED            IN-THE-MONEY
                                                                            OPTIONS/SARS           OPTIONS/SARS
                                                                         AT FISCAL YEAR-END     AT FISCAL YEAR-END
                                  SHARES                                        (#)                   ($)(1)
                                ACQUIRED ON             VALUE               EXERCISABLE/           EXERCISABLE/
           NAME                EXERCISE (#)         REALIZED ($)           UNEXERCISABLE           UNEXERCISABLE
           ----                ------------         ------------           -------------           -------------

Richard E. Kerley(2)               15,000              $256,050                          -               0
Randy B. Spector(3)                10,000              $170,700             10,150/100,100             0/0
Randall K. Ziegler                      0                     0              11,750/34,500             0/0
Robert F. Barney                        0                     0               9,900/41,600             0/0
Mark Simkiss                            0                     0                   0/27,500             0/0


(1) The amounts set forth in this column were calculated using the difference between $3.625, the price of the Common Stock at March 3, 1998, the date the trading halt was lifted, and the exercise price per share.

(2) Mr. Kerley's employment with the Company was terminated on December 14, 1997. Accordingly, all of his unexercised options at that time were canceled. However, the Company has disclosed herein information concerning Mr. Kerley's option exercises during fiscal 1997.

(3) Mr. Spector resigned from the Company effective as of March 10, 1998. He has agreed to serve as a consultant to the Company. See "Executive Compensation - Separation and Consulting Agreement with Randy B. Spector".

         The following table sets forth information regarding awards under the Company's Long-Term Incentive Plan (the "LTIP") granted to the Executive Officer Group during the fiscal year ended December 31, 1997:


                                               LONG-TERM INCENTIVE PLANS - AWARDS
                                                    IN LAST FISCAL YEAR (1)


                                                                      ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK
                                                 PERFORMANCE                     PRICE-BASED ITEMS
                                 NUMBER OF      PERIOD UNTIL
                                   UNITS        MATURATION OR            TARGET                     MAXIMUM
            NAME                    (#)            PAYOUT                  ($)                        ($)


Richard E. Kerley (2)                  35,000      4 years                  -                           -
Randy B. Spector (3)                   20,000      4 years                  0                      $1,800,000
Randall K. Ziegler                      8,500      4 years                  0                         765,000
Robert F. Barney                        8,500      4 years                  0                         765,000
Mark Simkiss                            5,600      4 years                  0                         504,000


(1) On April 7, 1998, the Compensation Committee terminated the Long-Term Incentive Plan.

(2) Mr. Kerley's employment with the Company was terminated on December 14, 1997. Accordingly, all of his LTIP units were canceled.

(3) Mr. Spector resigned from the Company effective as of March 10, 1998. He has agreed to serve as a consultant to the Company. See "Executive Compensation - Separation and Consulting Agreement with Randy B. Spector".

EMPLOYMENT AGREEMENT WITH GERALD P. BUCCINO

         Effective as of March 10, 1998, Mr. Buccino became President and Chief Executive Officer of the Company. Pursuant to an Employment Agreement, Mr. Buccino will serve through December 31, 1998, unless earlier terminated, at a salary of $100,000 per month plus an additional $100,000 payment in January 1999. The Company and Mr. Buccino agreed to establish additional incentive compensation, which could include cash, Common Stock or stock options. In the event of termination for cause, Mr. Buccino is entitled to accrued amounts through the date of termination, as well as certain other benefits. In the event of a termination other than for cause, or by Mr. Buccino for good reason, or upon a change of control, Mr. Buccino is entitled to the greater of (i) all amounts otherwise due under the agreement or (ii) $350,000. In the event of death or disability, Mr. Buccino (or his estate) is entitled to 50% of such amount. In addition, the Company agreed to indemnify Mr. Buccino, and to advance expenses, in connection with certain proceedings, in addition to the indemnification available pursuant to Section 145 of the Delaware General Corporation Law. Mr. Buccino is also Chairman and CEO of Buccino & Associates, Inc., a management consulting firm retained by the Company (see "Item 13 - Certain Relationships & Related Transactions - Buccino & Associates, Inc.").

EMPLOYMENT AGREEMENT WITH ROBERT F. BARNEY

         Mr. Barney serves the Company pursuant to an employment agreement dated as of June 30, 1995, as amended on July 1, 1996 and March 17, 1997 (the "Employment Agreement). Pursuant to the terms of the Employment Agreement, Mr. Barney is employed as Group President, Education and Business Dining and President of the Company's wholly owned subsidiary, Northwest Food Service, Inc. In 1997, Mr. Barney received a base salary of $170,000 for fiscal 1997 and participated in such other compensation plans as are available to comparably situated executives of the Company. The Employment Agreement expires on June 30, 1999.

SEPARATION AND CONSULTING AGREEMENT WITH RANDY B. SPECTOR

         Effective as of March 10, 1998, Mr. Spector resigned as President and Chief Operating Officer and as a director of the Company. Pursuant to a Separation and Consulting Agreement, the Company retained Mr. Spector as a consultant for a period of six months at a fee of $17,917 per month and agreed to pay severance to Mr. Spector in an amount equal to $17,917 per month for a period of 12 months following the consultancy, subject to offset to the extent Mr. Spector obtains full-time employment or is self-employed (on a full-time basis) during the severance period. The Company agreed to provide medical benefits to Mr. Spector comparable to his existing benefits during the consultancy and the severance period, again subject to offset during the severance period. In addition, all of Mr. Spector's options to purchase Common Stock under the Company's Stock Option Plan were declared fully vested as of his resignation date. In accordance with the Separation and Consulting Agreement, Mr. Spector transferred to the Company 11,873 shares of the Company's Common Stock owned by him in full satisfaction of a promissory note payable by him to the Company in the principal amount of $74,208. (See "Item 13 - Employee Notes and Registration") In addition, the Company agreed to indemnify Mr. Spector, and to advance expenses, to the fullest extent permitted under Section 145 of the Delaware General Corporation Law.

DIRECTORS' COMPENSATION

       DIRECTORS' COMPENSATION: Members of the Board of Directors who are not officers or employees of the Company receive $2,500 per Board Meeting and Committee Meeting and participate in the 1996 Non-Employee Director Stock Plan (the "Directors Plan"). Pursuant to the Directors Plan, each Non-Employee Director will, on the date of each Annual Meeting of Stockholders, be automatically granted, without further action by the Board of Directors, a number of shares of Common Stock equal to $15,000 divided by the Fair Market Value (as defined in the Directors Plan) of one share of Common Stock on the date of grant.

       Common Stock granted under the Directors Plan will be restricted and nontransferable until the first Annual Meeting immediately following the date of the grant unless otherwise provided by the Board of Directors. In the event that a Non-Employee Director ceases to be a member of the Board of Directors, other than because of his or her death or Disability (as defined in the Directors
Plan), all shares of Common Stock granted to him or her pursuant to the Directors Plan whose restrictions have not lapsed shall be forfeited back to the Company. Upon a Non-Employee Director's death or Disability all restrictions on shares of Common Stock granted to him pursuant to the Directors Plan shall lapse and all such shares shall become freely transferable. In the event of a Change in Control (as defined in the Directors Plan), all restrictions with respect to shares of Common Stock previously granted pursuant to the Directors Plan will immediately lapse and all such shares will become immediately transferable.

SPECIAL COMMITTEE

       On December 19, 1997, the Board of Directors appointed a Special Committee comprised of Messrs. Blaylock, Chu and Nusbaum. The Special Committee is authorized to conduct an inquiry with respect to all financial, transactional and other matters as it deems necessary or appropriate, to retain professionals and to otherwise exercise all of the powers of the Board of Directors in the management of the business and affairs of the Company, subject to Delaware General Corporation Law. In view of the broad responsibilities of the Special Committee, the members of the Special Committee receive $2,500 per meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       Until April 10, 1997, the Compensation Committee was composed of William
R. Berkley, Andrew M. Bursky and Joshua A. Polan. Mr. Berkley was Chairman of the Board of the Company until April 10, 1997, when he resigned from the Board of Directors. Mr. Bursky, who also resigned from the Board of Directors on April 10, 1997, served as an executive officer of the Company from 1985 to 1990. Mr. Polan declined to stand for reelection to the Board on May 23, 1997. As of May 23, 1997, the Compensation Committee consisted of Messrs. Chu, Finnegan and Blaylock. Mr. Finnegan resigned from the Board of Directors on December 18, 1997. Mr. Berkley is Chairman of the Board and a member of the Compensation Committee of Pioneer and a director of Strategic Distribution. Mr. Bursky is an executive officer of Strategic Distribution.

          The Company has paid Interlaken Capital, Inc. ("Interlaken Capital"), a private investment and consulting firm affiliated with Interlaken Investment Partners, L.P. ("Interlaken Partners"), an advisory fee of $150,000 during each of fiscal 1994, 1995, 1996 and 1997, for certain administrative services provided by Interlaken Capital to the Company. William R. Berkley, is the sole owner and President of Interlaken Capital, and each of Andrew M. Bursky and Joshua A. Polan is a managing director of Interlaken Capital. Messrs. Berkley and Bursky were directors of the Company through April 1997 and Mr. Polan was a director of the Company through May 1997. Ms. James was a managing director of Interlaken Capital through April 1997. Messrs. Berkley and Bursky are also directors of Interlaken Capital. Each of Mr. Berkley, Mr. Bursky and Mr. Polan are limited partners of Interlaken Management Partners, L.P. ("Interlaken Management"), the general partner of Interlaken Partners. Ms. James was a limited partner of Interlaken Management through April 1997.

          Mr. Finnegan, formerly a director of the Company, is President and Chief Executive Officer of UST Corp., a bank holding company which is the parent company of USTrust. In addition, Mr. Finnegan is also Chairman, President and Chief Executive Officer of USTrust. USTrust was Documentation Agent for and one of the banks which provided the Company with its Credit Facility, which provided for (i) a working capital revolving credit line for general obligations and letters of credit, in the maximum aggregate amount of $50.0 million and (ii) a line of credit to provide for future expansion by the Company, in the maximum amount of $150.0 million, for which USTrust received customary fees. As of March 12, 1998, the credit facility was amended to terminate the commitments of the banks, except with respect to the $10,000,000 letter of credit for the benefit of the Maryland Stadium Authority.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information with regard to the beneficial ownership of the Common Stock as of March 20, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of

Common Stock, (ii) each director of the Company and each member of the Executive Officer Group, and (iii) all directors and officers of the Company as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power.


  NAME AND ADDRESS                                                                SHARES        PERCENTAGE
  OF BENEFICIAL OWNER                                                             BENEFICIAL OWNERSHIP (1)
  -------------------                                                             ------------------------

  Putnam Investments, Inc.(2)................................................      1,031,290            11.4%
  One Post Office Square
  Boston, MA 02109
  Massachusetts Financial Services Company (3)...............................        829,716             9.2%
  500 Boylston Street
  Boston, MA 02116
  Oaktree Capital Management, LLC(4).........................................     785,651(5)             7.9%
  550 S. Hope St.
  Los Angeles, CA  90017
  The TCW Group(6)...........................................................        691,800             7.6%
  865 South Figueroa Street
  Los Angeles, CA  90017
  Wasatch Advisors, Inc.(7)..................................................        682,525             7.5%
  68 South Main
  Salt Lake City, UT  84101
  Wellington Management Company, LLP(8)......................................        656,600             7.2%
  75 State St.
  Boston, MA  02109
  Travelers Group Inc. (9)...................................................     538,209(5)             5.6%
  388 Greenwich St.
  New York, NY  10013
  Randall K. Ziegler.........................................................     66,750(10)        *
  Robert F. Barney...........................................................      9,900(11)        *
  Mark Simkiss...............................................................      1,500(11)        *
  Catherine B. James.........................................................         34,750        *
  Ronald E. Blaylock.........................................................          1,799        *
  J. Michael Chu.............................................................            549        *
  Jack H. Nusbaum............................................................          6,799        *
  All directors and executive officers as a group (11 persons)...............    127,547(12)             1.4%

-----------
*        Less than 1%.

(1) Under the rules of the Securities and Exchange Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.

(2) Putnam Investments, Inc. ("Putnam"), a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. ("MMC"), wholly owns two registered investment advisers: Putnam Investment Management, Inc. ("PIM"), which is the investment adviser to the Putnam family of mutual funds and The Putnam Advisory Company, Inc. ("PAC"), which is the investment adviser to Putnam's institutional clients. Both subsidiaries have dispository power over the shares as investment managers, but each of the mutual funds' trustees have voting power over the shares held by each fund, and PAC has shared voting power over the shares held by the institutional clients. The business address for each of Putnam, PIM and PAC is One Post Office Square, Boston, Massachusetts 02109. The business address for MMC is 1116 Avenue of the Americas, New York, New York 10036. Information regarding Putnam has been obtained by the

         Company from a Schedule 13G/A filed by Putnam with the Securities and Exchange Commission on or about January 16, 1998 reporting beneficial ownership of Common Stock as of December 31, 1997.

(3) Information regarding Massachusetts Financial Services Company ("MFS") has been obtained by the Company from a Schedule 13G filed by MFS with the Securities and Exchange Commission on or about February 12, 1998, reporting beneficial ownership of Common Stock as of December 31, 1997.

(4) Oaktree Capital Management, LLC, a California limited liability company ("Oaktree"), serves in the following capacities (i) as the General Partner of the OCM Opportunities Fund, L.P., a Delaware limited partnership (the "Opportunities Fund"), (ii) as investment manager of the OCM Convertible Trust, and (iii) as investment manager for certain third party accounts which invest in similar securities as the Opportunities Fund or the OCM Convertible Trust. In such capacities, Oaktree may be deemed to be the beneficial owner of 798,651 shares of the Company's Common Stock. Information regarding Oaktree has been obtained by the Company from a Schedule 13G filed by Oaktree with the Securities and Exchange Commission on or about February 12, 1998 reporting beneficial ownership of Common Stock as of December 31, 1997.

(5) Includes shares of Common Stock issuable upon conversion of the Convertible Notes.

(6) The TCW Group is comprised of Trust Company of the West, TCW Asset Management and TCW Funds Management, Inc. and is controlled by Robert Day whose business address is 200 Park Avenue, Suite 2200, New York, NY 10166. Information regarding the TCW Group has been obtained by the Company from a Schedule 13G filed by the TCW Group with the Securities and Exchange Commission on or about February 12, 1998, reporting beneficial ownership of Common Stock as of December 31, 1997.

(7) Information regarding Wasatch Advisors, Inc. has been obtained by the Company from a Schedule 13G filed by Wasatch with the Securities and Exchange Commission on or about February 11, 1998, reporting beneficial ownership of Common Stock as of December 31, 1997.

(8) Information regarding Wellington Management Company, LLP has been obtained by the Company from a Schedule 13G filed by Wellington with the Securities and Exchange Commission on or about January 13, 1998, reporting beneficial ownership of Common Stock as of December 31, 1997.

(9) Information regarding Travelers Group, Inc. ("TRV") has been obtained by the Company from a Schedule 13G filed by TRV for TRV and its wholly-owned subsidiary Solomon Smith Barney Holdings, Inc., with the Securities & Exchange Commission on or about February 11, 1998 reporting beneficial ownership of Common Stock as of December 31, 1997.


(10) Includes 11,750 shares of Common Stock issuable upon exercise of stock options.

(11) Consists entirely of shares of Common Stock issuable upon exercise of stock options.

(12) Includes 23,650 shares of Common Stock issuable upon exercise of stock options beneficially owned by directors and executive officers of the Company.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYEE NOTES AND REGISTRATION

         In 1987 and 1991, Messrs. Kerley, Spector and Ziegler purchased Common Stock from the Company in exchange for promissory notes payable to the Company in the original principal amounts of $86,545, $77,412 and $34,618, respectively, and having outstanding principal amounts as of March 30, 1998, of $81,995 and $74,208, with respect to Messrs. Kerley and Spector. In connection with Mr. Spector's separation and consulting agreement, Mr. Spector has transferred to the Company 11,873 shares of Common Stock in satisfaction of such indebtedness (see "Item 11 Executive Compensation - Separation and Consulting Agreement with Randy B. Spector"). On February 12, 1997, Mr. Ziegler repaid the outstanding balance of

$32,796 on his promissory note. In addition, in 1985 Mr. Ziegler purchased Common Stock with funds borrowed from Interlaken Capital Partners Limited Partnership ("ICPLP"), of which Messrs. Berkley and Bursky are general partners, evidenced by a note in the original principal amount of $16,779. On February 12, 1997, Mr. Ziegler repaid the outstanding balance of $16,779 on his promissory note. Upon the closing of the Initial Public Offering on June 25, 1996, pursuant to the terms of the employee notes to the Company and ICPLP, interest on the notes (aggregating $38,947 for Mr. Kerley, $35,248 for Mr. Spector and $23,548 for Mr. Ziegler) was forgiven and interest thereafter ceased to accrue. In addition, the employee notes were amended to extend their maturity for three years. The Company agreed to file a shelf registration statement under the Securities Act after the first anniversary of the Initial Public Offering covering the sale of shares of Common Stock held by Messrs. Kerley, Ziegler and Spector, which would entitle them to sell such shares within the volume limitations of Rule 144 under the Securities Act. The Company subsequently agreed to file such registration statement promptly after the closing of the follow-on public offering on February 12, 1997. The Company has filed a shelf registration statement in satisfaction of such obligation. Such shelf registration is, however, no longer available for use. In connection with his Separation and Consulting Agreement, Mr. Spector waived any rights he had with respect to the registration by the Company of shares of Common Stock owned by him.

BUCCINO & ASSOCIATES, INC.

         Buccino & Associates, Inc. ("Buccino & Associates") was retained by the Company on December 15, 1997 to act as the Company's management consultant. Gerald P. Buccino, who was named President and Chief Executive Officer of the Company effective March 10, 1998, is the Chairman and Chief Executive Officer of Buccino & Associates. Mr. Buccino will continue to serve as Chairman and Chief Executive Officer of Buccino & Associates, while serving as Chief Executive Officer and President of the Company. Buccino and Associates is expected to continue to provide consulting services to the Company during the 1998 fiscal year. Buccino and Associates bills the Company in accordance with its standard hourly rates and through April 10, 1998 has billed the Company $917,000 for services rendered.

OTHER

         See "Item 11 - Executive Compensation Committee Interlocks and Insider Participation."

         The Company has retained the law firm of Willkie Farr & Gallagher as its counsel with respect to certain matters, and anticipates it will continue to do so in the future. Mr. Nusbaum, a director of the Company, is the Chairman of Willkie Farr & Gallagher.

         The Company was a participating employer in the Interlaken Capital Retirement 401(k) Savings Plan through March 31, 1997.

         The Company believes that all transactions between the Company and its officers, directors and principal stockholders or affiliates thereof, in light of the circumstances of the transactions, have been and will in the future be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. Such transactions will, in the future, be subject to the approval of a majority of the disinterested directors of the Company.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                                              PAGE

Reports of Independent Accountants.....................................................        F-2 and F-3
Consolidated Balance Sheets as of December 31,1997 and December 25, 1996...............        F-4
Consolidated Statements of Operations for the fiscal years ended December 31, 1997,
    December 25, 1996 and December 27, 1995............................................        F-5
Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31,
    1997, December 25, 1996 and December 27, 1995......................................        F-6
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1997,
    December 25, 1996 and December 27, 1995............................................        F-7
Notes to Consolidated Financial Statements.............................................        F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Fine Host Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Fine Host Corporation and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the fiscal year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Stamford, Connecticut
April 7, 1998

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of FINE HOST CORPORATION

     We have audited the accompanying consolidated balance sheet of Fine Host Corporation and subsidiaries (the "Company") as of December 25, 1996, and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 25, 1996 and December 27, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accountinig principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fine Host Corporation and subsidiaries as of December 25, 1996 and the results of their operations and their cash flows for the years ended December 25, 1996 and December 27, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
February 28, 1997, except for Note 23,
    as to which the date is January 28, 1998 and except for Note 2 - Basic and Diluted Loss
    Per Share as to which the date is April 7, 1998

                                    FINE HOST CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           DECEMBER 31, 1997                 DECEMBER 25, 1996
                                                           -----------------                 -----------------
                              ASSETS

Current assets:

  Cash and cash equivalents...............................        $109,722                        $  4,747
  Accounts receivable, net................................          29,712                          12,065
  Inventories.............................................           6,241                           3,260
  Prepaid expenses and other current assets...............           1,940                           1,658
                                                                ----------                        --------
       Total current assets...............................         147,615                          21,730

Contract rights, net......................................          36,152                          16,909
Fixtures and equipment, net...............................          24,269                          17,300
Excess of cost over net assets
   acquired, net..........................................          55,551                          31,527
Contract loans and notes receivable.......................          15,481                           3,010
Other assets..............................................          11,110                           5,517
                                                                 ---------                        --------

       Total assets.......................................        $290,178                         $95,993
                                                                  ========                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...................       $  41,270                         $22,174
  Current portion of long-term obligations................             464                             264
  Current portion of subordinated debt....................           2,219                           3,045
                                                                ----------                        --------
       Total current liabilities  ........................          43,953                          25,483

Deferred income taxes.....................................               -                           4,702
Convertible subordinated notes............................         175,000                               -
Long-term obligations.....................................             574                          32,250
Subordinated debt.........................................           5,187                           5,014
                                                                ----------                       ---------
       Total liabilities..................................         224,714                          67,449
                                                                 ---------                          ------

Commitments and contingencies

Stockholders' equity:
Common Stock, $0.01 par value, 25,000
   shares authorized, 9,060 and 6,212
   issued and outstanding at December 31, 1997 and
   December 25, 1996, respectively........................              91                              62
Additional paid-in-capital................................         102,949                          42,270
Accumulated deficit.......................................         (37,420)                        (13,599)
Receivables from stockholders for purchase of
   Common Stock...........................................            (156)                           (189)
                                                               -----------                       ---------
       Total stockholders' equity.........................          65,464                          28,544
                                                                ----------                        --------

       Total liabilities and stockholders' equity.........        $290,178                         $95,993
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

                                  FINE HOST CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          FISCAL YEARS ENDED
                                                       --------------------------------------------------------
                                                       DECEMBER 31,         DECEMBER 25,         DECEMBER 27,
                                                           1997                 1996                 1995
                                                       ------------         ------------         --------------

Net sales                                                 $275,068             $144,400           $107,859
Cost of sales                                              259,854              132,579             98,903
                                                         ---------             --------           --------
Gross profit                                                15,214               11,821              8,956
General and administrative expenses                         32,815               15,504             10,541
Special charge                                               3,784                    -                  -
Provision for asset impairment and disposal                  6,123                    -                  -
                                                         ---------             --------           --------
Loss from operations                                       (27,508)              (3,683)            (1,585)
Interest expense, net                                        3,115                2,618              2,678
                                                         ---------             --------           --------
Loss before income tax benefit                             (30,623)              (6,301)            (4,263)
Income tax benefit                                          (6,802)              (1,860)            (1,554)
                                                         ---------             --------           --------
Net loss                                                   (23,821)              (4,441)            (2,709)
Accretion to redemption value of warrants                        -               (1,300)              (900)
                                                         ---------             --------           --------
Net loss attributable to Common Stockholders              $(23,821)            $ (5,741)          $ (3,609)
                                                          ========             ========           ========

Basic and diluted loss per share of Common Stock          $  (2.74)            $  (1.39)          $  (1.76)
                                                          =========            ========           ========
Average number of shares of Common Stock
  outstanding                                                8,683                4,137              2,048
                                                        ==========          ===========          =========


          See accompanying notes to consolidated financial statements.


                                               FINE HOST CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           RECEIVABLES
                                                                                                              FROM
                                                                                                          STOCKHOLDERS
                                                                                                               FOR
                                       CONVERTIBLE                                 ADDITIONAL              PURCHASE OF    TOTAL
                                       PREFERRED STOCK       COMMON     STOCK       PAID IN   ACCUMULATED    COMMON   STOCKHOLDERS'
                                       SHARES   AMOUNT       SHARES    AMOUNT       CAPITAL     DEFICIT      STOCK       EQUITY
Balance, December 28, 1994 ........    102,592      $1      2,048,200     $20       $  7,433     $(4,249)    $(189)   $   3,016
Net loss...........................          -       -              -       -              -      (2,709)        -       (2,709)
   Stock warrant accretion.........          -       -              -       -              -        (900)        -         (900)
   Shares Issued...................     31,579       -              -       -          1,500           -         -        1,500
                                        ------     ---     ----------     ---          -----      ------      ----    ----------

Balance, December 27, 1995.........    134,171       1      2,048,200      20          8,933      (7,858)     (189)         907
   Net loss........................          -       -              -       -              -      (4,441)        -       (4,441)
   Stock warrant accretion.........          -       -              -       -              -      (1,300)        -       (1,300)
   Shares issued in connection
      with Sun West acquisition              -       -         25,900       1            369           -         -          370
   Shares issued in connection
      with initial public offering           -       -      3,064,718      30         32,459           -         -       32,489
   Conversion of Preferred Stock      (134,171)     (1)       939,197       9             (8)          -         -            -
   Warrants exercised..............          -       -        123,585       1            608           -         -          609
   Warrants redeemed...............          -       -              -       -           (200)          -         -         (200)
   Other...........................          -       -         10,416       1            109           -         -          110
                                       -------     ---     ----------     ---         ------     -------      ----    ----------

Balance, December 25, 1996.........          -       -      6,212,016      62         42,270     (13,599)     (189)      28,544
   Net loss........................          -       -              -       -              -     (23,821)        -      (23,821)
   Shares issued in connection
      with follow-on public offering         -       -      2,689,000      27         58,906           -        33       58,966
   Conversion of Ideal convertible notes     -       -         76,332       1          1,144           -         -        1,145
   Stock options exercised                   -       -         80,299       1            569           -         -          570
   Stock issued to non-employee directors    -       -          2,196       -             60           -         -           60
                                       -------     ---     ----------     ---       --------     -------      ----    ---------
       Balance, December 31, 1997            -     $ -      9,059,843     $91       $102,949    $(37,420)    $(156)     $65,464
                                       =======     ===     ==========     ===       ========     =======      ====    =========


          See accompanying notes to consolidated financial statements.


                                FINE HOST CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         FISCAL YEARS ENDED
                                                      ------------------------------------------------------
                                                      DECEMBER 31,         DECEMBER 25,         DECEMBER 27,
                                                          1997                  1996                1995
                                                      ------------         ------------         ------------
Cash flows from operating activities:
  Net loss.......................................       $(23,821)             $(4,441)            $(2,709)
Adjustments to reconcile net loss to net
    cash used by operating activities:
  Depreciation and amortization..................         10,292                3,573               3,497
  Deferred income tax benefit....................         (6,998)              (1,940)             (1,603)
  Special charge.................................          3,784                    -                   -
  Provision for asset impairment and disposal....          6,123                    -                   -
  Provision for doubtful accounts................            950                   66                  85
   Changes in operating assets and liabilities, net
   of effects from acquisition of businesses:
     Accounts receivable.........................         (7,503)              (1,417)               (154)
     Inventories.................................           (795)                (366)                306
     Prepaid expenses and other current assets...            544                1,060                (161)
   Accounts payable and accrued expenses.........         (5,832)              (4,154)               (339)
  (Increase) decrease in other assets............           (652)                 (36)                171
                                                        --------              -------             -------
      Net cash used by operating activities......        (23,908)              (7,655)               (907)
                                                        --------              -------             -------

Cash flows from investing activities:
   Direct payments to acquire contracts..........         (5,875)              (5,754)               (582)
   Purchases of fixtures and equipment...........         (8,187)              (3,534)             (2,315)
   Sales of fixtures and equipment...............          1,151                   64                   -
   Acquisition of businesses, net of cash acquired       (33,225)              (9,387)             (3,478)
   Collection of notes receivable................          1,092                  494               2,129
   Issuance of loans and notes receivable........        (13,027)                   -                   -
                                                        --------              -------             --------
      Net cash used in investing activities.....         (58,071)             (18,117)             (4,246)
                                                        ---------             -------             -------

Cash flows from financing activities:
   Proceeds from issuance of common stock........         58,966               32,489                   -
   Proceeds from issuance of convertible
      preferred stock............................              -                    -               1,500
   Proceeds from issuance of convertible
      subordinated notes.........................        169,486                    -                   -
   Borrowings under long-term debt agreement.....         70,761               27,844               8,580
   Payment of long-term obligations..............       (110,876)             (22,461)             (2,300)
   Payment of subordinated debt..................         (1,953)              (8,396)             (3,525)
   Redemption of warrants........................              -                 (200)                  -
   Proceeds from exercise of stock options
       and warrants..............................            570                  609                   -
                                                        --------              -------             -------
      Net cash provided by financing activities..        186,954               29,885               4,255
                                                        --------              -------             -------

   Increase (Decrease) in cash...................        104,975                4,113                (898)
   Cash, beginning of year.......................          4,747                  634               1,532
                                                        --------              -------             -------
   Cash, end of year.............................       $109,722              $ 4,747             $   634
                                                        ========              =======             =======


          See accompanying notes to consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  DESCRIPTION OF BUSINESS

     Fine Host Corporation and its subsidiaries (the "Company") provide contract food service management to six distinct markets within the contract food service industry: the recreation and leisure market (arenas, stadiums, amphitheaters, civic centers and other recreational facilities); the convention center market; the education market (colleges, universities and elementary and secondary schools); the business dining market (corporate cafeterias, office complexes and manufacturing plants); the healthcare market (long term care facilities and hospitals) and the corrections market (prisons and jails).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONCENTRATION OF CREDIT RISK - The Company primarily competes in one business segment, the contract food service industry, and encounters significant competition in each area of the contract food service market in which it operates. The length of contracts varies depending on the type of facility, type of contract and financial investment. Contracts for recreation and leisure facilities typically include significant capital outlays by the Company and generally have a term of three to ten years. Contracts for convention centers generally have a term of three to five years. Education contracts generally have a term of one to five years. Corporate dining accounts, which generally require the smallest capital investment by the Company, typically have a shorter term than those in the recreation and leisure, convention center and education areas, and generally contain a provision allowing either party to terminate for convenience after a short notice period, typically ranging from 30 to 90 days. The Company's remaining contracts generally have a fixed term and in any fiscal year a number of these contracts either expire or come up for renewal. Since the events described herein relating to the Company's announcements on December 12 and 15, 1997 (see Notes 18 and 23), no existing client contracts have been terminated prior to expiration, and the Company has not been notified of any intent to terminate any contracts.

     Concentration of credit risk with respect to accounts receivable are limited due to the large number of customers that make up the Company's customer base, thus spreading trade credit risk. The Company maintains reserves for potential uncollectible amounts which, in the aggregate, have not exceeded management expectations.

     IMPAIRMENT OF LONG-LIVED ASSETS - Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates its fixtures and equipment, identifiable intangibles (acquired contract rights) and excess of cost over net Assets Acquired (collectively referred to as "long-lived assets") for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Generally, the evaluation is performed in conjunction with the Company's annual planning and strategic review process, unless circumstances indicate otherwise.

     The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with the use of the long-lived assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are written down to their fair values. For long-lived assets expected to be held and used, fair value is generally calculated by discounting estimated future cash flows expected to be generated by those assets at rates that market participants would use to determine fair value. For long-lived assets expected to be disposed of, the fair value is determined by estimated selling price less costs to sell.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Several contracts that were a part of the Company's acquisitions in the business dining market (including certain non-patient hospital businesses) were not performing and have incurred a current period cash flow loss or have had positive cash flows insufficient to cover the carrying value of the associated long-lived assets. As a result, the Company recorded an impairment loss of $4,106 in the fourth quarter of 1997 to write down these assets to fair value. In addition, losses of $2,017 were recorded in the fourth quarter of 1997 relating to the write down of certain assets sold or being held for sale in the business dining and non-patient hospital businesses, for a total provision of $6,123.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash, money market funds, commercial paper and certain U.S. Government securities with an original maturity of three months or less and are deposited with a number of institutions with high credit ratings. The Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents.

     ACCOUNTS RECEIVABLE - Accounts receivable are net of allowance for uncollectable accounts of $1,072 and $66 for fiscal years 1997 and 1996, respectively.

     INVENTORIES - Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

     CONTRACT RIGHTS - Contract rights are composed of direct payments to clients to acquire contracts and costs of licenses and permits ("direct payments") as well as the value of contracts acquired through acquisitions of businesses. Direct payments are being amortized over a range of 1 to 10 years. The value of contract rights acquired through acquisitions of businesses has been determined through independent valuation based on projected cash flows discounted at a rate that market participants would use to determine fair value and is being amortized over the projected lives as determined through the valuation process, with an average amortization period of 10 years as of December 31, 1997.

     FIXTURES AND EQUIPMENT - Acquisitions of fixtures and equipment are recorded at cost and are depreciated using the straight line method over periods ranging from 3 to 20 years.

     EXCESS OF COST OVER NET ASSETS ACQUIRED - The excess of cost over net assets acquired is amortized using the straight line method over periods ranging from 20 to 30 years. Accumulated amortization was $6,251 and $1,647 at December 31, 1997 and December 25, 1996, respectively.

     REVENUE RECOGNITION AND COST OF SALES - Sales from all food and beverage concession and catering contract food services are recognized in net sales as the services are provided. Net sales include reimbursements for food and payroll costs incurred on behalf of customers under contracts in which the Company manages food service programs for a fee.

     The Company enters into one of the following types of contracts for its food services: profit and loss contracts ("P&Ls"), profit sharing contracts and a limited number of management fee contracts with a fixed minimum fee, some of which provide for an additional incentive fee based upon a percentage of sales over a base threshold level. In certain P&Ls the Company is required to bear all the expenses of the operation, including rent paid to the client usually calculated as a fixed percentage of various categories of sales. In other P&Ls, net sales include reimbursements for operating expenses incurred on behalf of customers, as well as revenues generated at the facility under contracts in which the Company manages the food service contract for a management fee. Under the profit sharing contracts, the Company receives a percentage of profits earned at the facility after the payment of all expenses of the operation plus a fixed fee or percentage of sales as an administrative fee. For a limited number of the Company's management fee contracts with a fixed minimum fee, the revenues generated at the location are used to pay for all expenses incurred in providing food and beverage services, and the excess of revenues over management fees and operating expenses are distributed to the client. For these fixed minimum management fee contracts, reimbursed costs included in net sales and cost of sales were $14,317 in 1997. Net sales and cost of sales for 1996 and 1995 have been increased by $13,761 and $12,477, respectively, to reflect the gross up of net sales resulting from the inclusion of reimbursed costs under these contracts,

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

with no effect on gross profit or net loss. Previously, only the management fee earned under these contracts had been included in net sales.


     Cost of sales is composed of the following:


                                                                       FISCAL YEARS ENDED
                                                                -------------------------------
                                                                  1997        1996        1995
                                                                --------    -------      ------
        Wages and benefits..................................   $ 90,690   $  44,464    $31,240
        Food and beverages..................................     94,057      42,250     27,481
        Rent paid to clients................................     40,586      28,181     26,145
        Other operating expenses............................     25,140      14,095     10,760
        Depreciation and amortization.......................      9,383       3,589      3,277
                                                               --------   ---------    -------
                                                               $259,854   $ 132,579    $98,903
                                                               ========   =========    =======

     INCOME TAXES - Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences, principally depreciation, amortization of contract rights and operating loss carryforwards. A temporary difference is the difference between the tax basis of an asset or liability and its reported amount in the financial statements using currently enacted tax rates.

     STOCK OPTION PLAN - Stock options are recorded in accordance with Accounting Principles Board Opinion ("APB") No. 25, with pro forma disclosures of net income/(loss) and earnings/(loss) per share as if Statement of Financial Accounting Standards ("SFAS") No. 123 had been applied.

     BASIC AND DILUTED LOSS PER SHARE - In December 1997, the Company adopted SFAS No. 128, "Earnings per Share". Under SFAS No. 128, basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares include preferred stock, stock options, warrants and convertible notes (see Note 17). In calculating loss per share, net loss has been increased for the accretion to the redemption value of warrants by $1,300, and $900, in fiscal 1996, and 1995, respectively (see Note 14).

     FISCAL YEAR - The Company's fiscal year ends on the last Wednesday in December. The 1997 fiscal year was a 53 week period.

     RECLASSIFICATION - Certain prior year amounts and balances have been reclassified to conform to the current presentation, including the gross up described above under Revenue Recognition and Cost of Sales.

3.  1997 SPECIAL CHARGE

     In connection with the restatement described in Note 23, the Company incurred costs of approximately $3.8 million in the fourth quarter of 1997 to cover the write-off of $2.2 million of deferred debt costs in connection with the Credit Facility (see Note 10) and $1.6 million for the costs of legal, accounting and management consulting fees.

     The Company expects to incur additional costs in 1998 of approximately $6.5 million to cover the costs of legal, accounting and management consulting fees, and the cost of rescinding, in January 1998, the 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters. These costs will be expensed as incurred.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. ACQUISITIONS

     On October 3, 1997, the Company acquired 100% of the stock of Total Food Service Direction, Inc. ("Total"). Total provides contract food services to business dining and educational facilities in southern Florida. The purchase price was approximately $4,900, consisting of cash and subordinated promissory notes to the sellers with interest at 9% per annum.

     On August 27, 1997, the Company acquired 100% of the stock of Best, Inc. ("Best"). Best provides contract food services to healthcare, corrections, business dining and education clients in Minnesota, Wisconsin, North Dakota, South Dakota, Illinois and Iowa. The purchase price was approximately $26,000, consisting of cash and assumed debt.

     On August 6, 1997, the Company acquired 100% of the stock of Statewide Industrial Catering, Inc. ("Statewide"). Statewide provides contract food service to school districts in the New York City Metropolitan Area. The purchase price was approximately $3,200, consisting of cash, assumed debt of Statewide and a subordinated promissory note with interest at 7% per annum.

     On January 23, 1997, the Company acquired 100% of the stock of Versatile Holding Corporation, which owned 100% of the stock of Serv-Rite Corporation ("Serv-Rite"), a contract food services management company that provides food services to the education and business dining markets in New York and Pennsylvania. The purchase price was approximately $8,000, consisting of cash and assumed debt of Serv-Rite.

     On December 30, 1996, the Company acquired 100% of the stock of Service Dynamics Corp. ("Service Dynamics"). Service Dynamics provides contract food service to the education and business dining markets primarily in New Jersey. The purchase price was approximately $3,000, consisting of cash paid to the seller.

     On December 8, 1996, the Company acquired 100% of the stock of Republic Management Corp. ("Republic"). Republic provides contract food service and vending to various corporations and elementary and secondary schools. The purchase price was approximately $8,600 consisting of cash to the sellers, a subordinated note payable to one shareholder with interest at 8.75% per annum plus assumed debt of Republic.

     In November 1996, the Company acquired 100% of the stock of PCS Holding Corporation (formerly known as HCS Management Corporation) ("PCS"). PCS, through its operating subsidiaries, provides non-patient contract food and other services to hospitals and corporations. The purchase price was approximately $6,000 consisting of cash to the seller plus assumed debt of HCS.

     In July 1996, the Company acquired 100% of the outstanding stock of Ideal Management Services, Inc. ("Ideal"). Ideal provides contract food and beverage services to elementary and secondary schools in New York State. The purchase price was approximately $3,200, consisting of cash, convertible subordinated notes with interest at 7 1/4% per annum and a seven year covenant not to compete valued at $400. At the option of the note holders, the outstanding principal balance of the notes was convertible into Common Stock at a conversion price of $15 per share. On July 30, 1997, the aggregate principal balance of $1,145 was converted into 76,332 shares of common stock.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In March 1996, the Company acquired 100% of the outstanding stock of Sun West Services, Inc. ("Sun West"). Sun West provides contract food and beverage services primarily to elementary and secondary schools as well as to other institutional clients. The purchase price was approximately $5,200 consisting of cash, five-year subordinated notes to the sellers with interest at 7% per annum and 25,900 shares of Common Stock.


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

     The following table summarizes pro forma information as follows: (i) with respect to the income statement data for fiscal year 1996 as if the acquisitions of Total, Best, Statewide, Serv-Rite, Service Dynamics, Republic, PCS, Ideal, and Sun West, had been completed as of the beginning of such period; and (ii) with respect to the income statement data for fiscal year 1997 as if the acquisition of Total, Best, Statewide and Serv-Rite had been completed as of the beginning of such period. No adjustments for acquisition synergies (i.e. overhead reductions) have been reflected.


                                                                          FISCAL YEARS ENDED
                                                                     ---------------------------
                                                                     DECEMBER 31,   DECEMBER 25,
                                                                         1997          1996
                                                                     -----------    -----------
                  SUMMARY STATEMENT OF OPERATIONS DATA:                     (unaudited)

        Net sales..........................................           $323,516      $254,028
        Loss from operations...............................            (28,701)       (6,435)
        Net Loss before warrant accretion..................            (28,290)       (8,044)
        Basic and diluted loss per share of common
           stock before warrant accretion..................             $(3.26)       $(1.94)
                                                                        =======       =======

     The above pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

5. INVENTORIES

The components of inventories are as follows:


                                                           DECEMBER 31,    DECEMBER 25,
                                                               1997            1996
     Food and liquor................                          $5,441         $ 2,814
     Beverage.......................                              25              41
     Other..........................                             775             405
                                                            --------         -------

     Total..........................                          $6,241         $ 3,260
                                                            ========         =======

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  CONTRACT RIGHTS

     The components of contract rights are as follows:


                                                                   DECEMBER 31,           DECEMBER 25,
                                                                       1997                   1996
                                                                   ------------          ------------
         Acquired contract rights.....................                $31,443                 $13,521
         Less:  accumulated amortization..............                  4,989                   1,871
                                                                     --------                 -------
              Net acquired contract rights............                 26,454                  11,650
                                                                      -------                  ------

         Direct payments, licenses and permits........                 12,936                   7,783
         Less:  accumulated amortization..............                  3,238                   2,524
                                                                      -------                 -------
              Net direct payments, licenses and permits                 9,698                   5,259
                                                                      -------                 -------

              Contract rights, net....................                $36,152                 $16,909
                                                                      =======                 =======

     Amortization expense was $3,026, $559, and $917 in 1997, 1996 and 1995, respectively.


7. FIXTURES AND EQUIPMENT

Fixtures and equipment consists of the following:


                                                                        DECEMBER 31,        DECEMBER 25,
                                                                           1997                1996
                                                                       -------------        ------------
              Furniture and fixtures..........................            $23,150             $12,573
              Office equipment................................              4,109               3,550
              Leasehold improvements..........................              3,015               1,405
              Smallwares......................................              2,556               3,846
              Other...........................................              2,970               2,135
                                                                         --------            --------
                                                                           35,800              23,509
              Less: accumulated depreciation..................             11,531               6,209
                                                                         --------            --------

              Fixtures and equipment, net.....................            $24,269             $17,300
                                                                         =======             ========

     The Company invests in fixtures and equipment at various locations. Upon termination of a concession agreement, the client is generally required to purchase the assets from the Company for an amount equal to their net book value.

     All fixtures and equipment are depreciated over periods ranging from 3 to 20 years, except smallwares which are depreciated over periods ranging from 3 to 5 years. Depreciation expense was $5,367, $2,327, and $2,396, in 1997, 1996 and 1995, respectively.

 8.  CONTRACT LOANS AND NOTES RECEIVABLE

    From time to time the Company loans funds to its clients to assist them in funding construction and for working capital needs. Substantially all of these loans are subject to immediate and full repayment under the terms of related concession agreements. Included among the loans and notes the Company has outstanding are the following:

    o A loan made in December 1997 to a client in the aggregate amount of $10 million. The loan is repaid as provided for in the Concession Management Agreement with the client (the "Agreement").

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

        Generally, the client will pay the Company $800 on each June 1 beginning in 1998 through 2014, provided, however, that repayment amounts per year will be reduced in the event that aggregate loan repayments of up to $6 million are made. Other provisions of the Agreement provide for full or partial loan payments. If after year 17 of the Agreement, a loan balance remains, an amount will be deducted from the commission payable to the client during years 18 to 25 of the Agreement to repay the balance of the loan to the Company. The balance of the loan at December 31, 1997 is $10 million, all of which is classified as long-term.

    o A non-interest bearing loan made in September 1997 to a client in the aggregate amount of $3.5 million. The loan was discounted at a rate of 8% and is repayable at the end of the initial term of the client agreement in June 2008, provided that the agreement is not renewed pursuant to its terms. If the agreement is renewed, the loan shall be repaid over the 10 year renewal term at $350 per year. The balance of the loan at December 31, 1997, net of discount of $1,903, was $1,597, all of which is classified as long-term.

    o A non-interest bearing loan made in February 1996 to a client in the aggregate amount of $900. The loan was discounted at a rate of 8% and is repayable in 10 annual installments of $90. The balance of the loan at December 31, 1997, net of discount of $217, was $593.

    o Various other loans to clients with an aggregate balance at December 31, 1997 of $4.1 million, of which $3.3 million is classified as long-term. These loans bear interest at rates ranging from 8.5-12% and are payable in various amounts through 2025.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:


                                                                     DECEMBER 31,            DECEMBER 25,
                                                                         1997                    1996
                                                                    -------------           ----------------

          Accounts payable..........................                   $11,794                 $9,138
          Accrued wages and benefits................                     8,275                  3,182
          Accrued rent to clients...................                     4,070                  3,287
          Severance, fees and other liabilities relating
             to acquisition of businesses...........                     4,325                  2,629
          Deferred income...........................                     2,875                    260
          Professional fees.........................                     1,075                     63
          Accrued interest..........................                     1,836                    188
          Accrued other.............................                     7,020                  3,427
                                                                       -------                -------
             Total..................................                   $41,270                $22,174
                                                                       =======                =======

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:


                                                                                 DECEMBER 31,        DECEMBER 25,
                                                                                     1997                1996
                                                                                 -------------       -----------

         Working Capital Line.................................                      $     -             $15,818
         Guidance Line........................................                            -              15,744
         Term Loan............................................                            -                   -
         Capital Lease Obligations, effective interest
             rate of 5.2% to 10.0%............................                        1,038                 952
                                                                                     ------             -------
                                                                                      1,038              32,514
             Less: current portion............................                          464                 264
                                                                                     ------             -------
                  Total.......................................                      $   574             $32,250
                                                                                     ======             =======

   On July 30, 1997, the Company entered into the Fourth Amended and Restated Loan Agreement, a $200 million credit facility (the "Credit Facility").
As of December 31, 1997, the Company had no outstanding loans under the Credit Facility but has outstanding obligations in respect of the Standby Letter of Credit issued by BankBoston, N.A. for the benefit of the Maryland Stadium Authority ("MSA") in the amount of $10 million (the "MSA LC") which letter of credit was one of two letters of credit issued to secure the Company's obligation to pay MSA up to $20 million over the term of the Company's Concessions Management Agreement with the Baltimore Ravens Limited Partnership dated August 14, 1997. The other letter of credit was paid in December 1997. At December 31, 1997, the Company was in default under certain provisions of the Credit Facility and the Agent notified the Company that it would no longer extend loans to the Company under the Credit Facility. Accordingly, $2.2 million in deferred debt costs associated with the Credit Facility were written-off in December (see Note 3). On March 12, 1998, the Credit Facility was amended to terminate the commitments of the banks thereunder, except with respect to the MSA LC (see Note 24).

     The Company's capital leases are for equipment and vehicles with a net book value of $1,268 at December 31, 1997.

Long-term obligations at December 31, 1997 are payable as follows:


             YEAR ENDING                                                           AMOUNT
             -----------                                                           ------
             December 30, 1998..............................................      $  496
             December 29, 1999..............................................         386
             December 27, 2000..............................................         216
             December 26, 2001..............................................           -
             December 25, 2002..............................................           -
             Thereafter.....................................................           -
                                                                                   -----
             Total..........................................................       1,098
             Less Portion of Lease Payments
               Representing Interest........................................          60
                                                                                   -----
             Total..........................................................      $1,038
                                                                                   ======

     The net proceeds from the follow on public offering, on February 12, 1997, including the exercise of the over allotment option granted to the underwriters (see Note 13), were used to repay all of the long term debt outstanding at the close of the transaction.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A portion of the net proceeds from the issuance of the Convertible Notes on October 27, 1997, was used to repay all of the long term debt outstanding at the close of the transaction.

11.  CONVERTIBLE SUBORDINATED NOTES

     On October 27, 1997, the Company issued $175.0 million of 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") in a private placement under Rule 144A of the Securities Act of 1933. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding obligations under the Credit Facility. The remaining proceeds were invested in short-term investments in accordance with the Company's investment policy. As discussed in Note 23, in connection with the Company's private offering of the Convertible Notes, the Company had agreed to file a shelf Registration Statement, which would cause the Convertible Notes to be freely tradable.

     As further described in Note 18, on or about January 30, 1998, the Company was named as a defendant in an action arising out of the issuance and sale of the Convertible Notes.

     Given the Company's current situation, it is not practicable to estimate the fair value of the Convertible Notes.

12. SUBORDINATED DEBT

     In October 1997, as part of the acquisition of Total (see Note 4), the Company issued to the stockholders of Total subordinated promissory notes with a face value of $1,000 at 9.0% interest per annum, due 1999. The Notes were discounted to present value using a market rate of 11% per annum. The balances at December 31, 1997 were $976 of which $741 was classified as long-term.

     In August 1997, as part of the acquisition of Statewide (see Note 4), the Company issued to the stockholders of Statewide a subordinated promissory note with a face value of $1,600 at 7% interest per annum, due 2001. The Note was discounted using a market rate of 11% per annum and had a balance of $1,483 at December 31, 1997, of which $1,113 was classified as long-term.

     In connection with the 1997 acquisitions of Serv-Rite and Best (see Note
4), the Company acquired other notes payable with interest rates ranging from 8% to 10% per annum. Other notes payable total $890 at December 31, 1997, of which $764 was classified as long-term.

     In December 1996, as part of the acquisition of Republic (see Note 4), the Company issued to a stockholder of Republic a subordinated promissory note with a face value of $1,000 at 8.75% interest per annum, payable in quarterly installments. The note was discounted to present value using a market rate of 11% per annum and had a balance of $621 at December 31, 1997, of which $311 was classified as long term.

     In July 1996, as part of the acquisition of Ideal (see Note 4), the Company issued to the stockholders of Ideal two convertible subordinated promissory notes each with a face value of $710 at 7 1/4% interest per annum, payable in quarterly installments. At the option of the note holders, the outstanding principal balance of the notes was convertible into Common Stock at a conversion price of $15 per share. On July 30, 1997, the aggregate outstanding principal balances were converted into 76,332 shares of common stock.

     In March 1996, as part of the acquisition of Sun West (see Note 4), the Company issued to the stockholders of Sun West the following: (1) a subordinated promissory note with a face value of $1,350 at 7% interest per annum, payable in four annual installments beginning in 1998; and (2) a subordinated promissory note with a face value of $638 at 7% interest per annum, payable in three annual installments which began in 1997. The notes were discounted to present value

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

using a market rate of 10% per annum. The respective balances at December 31, 1997 were $1,251 and $330, of which $1,032 and $96 were classified as long term.

     In July 1995, as part of the purchase price of Northwest, the Company issued a $1,350 note to the seller at 7% interest per annum. The note was discounted to present value using a market rate of 12.5% per annum and had a balance at December 31, 1997 of $1,075 of which $803 was classified as long-term.

     In July 1994, as part of the acquisition of Creative, the Company issued to the stockholders of Creative the following: (1) a non-interest bearing subordinated promissory note with a face value of $1,440, payable in monthly installments beginning in 1996; and (2) a non-interest bearing subordinated promissory note with a face value of $756, payable in monthly installments beginning in 1995. The notes were discounted to present value using a market rate of 10% per annum. The respective balances at December 31, 1997 were $621 and $159, of which $327 and $0 were classified as long-term.

     In April 1993, the Company entered into a subordinated loan agreement, as amended (the "Subordinated Loan Agreement"), pursuant to which the Company sold $8,500 of its variable rate subordinated notes (the "1993 Notes"), together with detachable warrants to purchase a maximum of 867,230 shares of a new class of Non-Voting Common Stock. The proceeds of the issuance of the Notes were used to repay existing indebtedness. A portion of the net proceeds from the IPO (see
Note 10) were used to repay these Notes.

     The estimated fair value approximated the carrying amount of subordinated debt at December 31, 1997 and December 25, 1996.

     Subordinated debt at December 31, 1997 is payable as follows:


                   YEAR ENDING                                                 AMOUNT
                   -----------                                                 ------
                   December 30, 1998..................................         $2,490
                   December 29, 1999..................................          2,747
                   December 27, 2000..................................          1,222
                   December 26, 2001..................................          1,108
                   December 25, 2002..................................             63
                   Thereafter.........................................            386
                                                                                -----
                                                                                8,016

                   Less: discount on subordinated note                            610
                                                                                -----
                   Total..............................................         $7,406
                                                                               ------
                                                                               ------

  13.   STOCKHOLDERS' EQUITY

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

     On February 7, 1997, the Company conducted a Follow-On Offering as authorized by its Board of Directors, selling 2,689,000 shares of its common stock at a price of $23.50 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain stock options held by senior executives of the Company in connection with the Follow-On Offering) of approximately $58.9 million, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds were used to repay obligations under the Company's existing Credit Facility and the remainder of the net proceeds were invested in short term investments in accordance with the Company's investment policy.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     On June 19, 1996, the effective date of the initial public offering ("IPO"), as authorized by the Board of Directors, the Company sold 3,064,718 shares at a price of $12.00 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain warrants and options) of approximately $32.5 million, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds were used to repay obligations under the Company's credit facility in effect prior to the IPO and subordinated notes, as well as to repurchase certain warrants; and the remainder was used for general corporate purposes.

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

     1996 NON-EMPLOYEE DIRECTOR STOCK PLAN - The 1996 Non-Employee Director Stock Plan (the "Directors Plan") authorizes the grant of an aggregate of 50,000 shares of Common Stock. Common Stock is granted pursuant to the Directors Plan only to members of the Board of Directors who are not officers or employees of the Company ("Non-Employee"). If he or she remains a director of the Company, on the date of each of the Company's annual meeting of Stockholders, each Non-Employee Director will be automatically granted, without further action by the Board of Directors, a number of shares of Common Stock equal to $15,000 divided by the Fair Market Value (as defined in the Director's Plan) of one share of Common Stock on the date of grant.

14. STOCK OPTIONS AND WARRANTS

     STOCK OPTIONS - The 1994 Stock Option Plan provides for granting of either incentive stock options or non-qualified options to purchase shares of Common Stock. The plan provides that (i) the option price of an incentive stock option may not be less than the fair market value of the Common Stock on the date of grant and (ii) the option price of an option which is not an incentive stock option shall not be less than 85% of the fair value. Generally, for options granted prior to September 1997, the options become exercisable after one year in 20% increments per year. Generally, for options granted in September 1997 and later, the options become exercisable after 3 years in 33.3% increments per year. Most option grants expire ten years from the date of grant. The Company has reserved 1,566,084 shares for distribution under the Plan. In addition, included in the table below are 27,944 options issued in connection with the Fanfare acquisition in 1993.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of the status of the Company's stock option plan as of December 31, 1997, December 25, 1996 and December 27, 1995 and changes during the years ending on those dates is presented below:


                                        1997                               1996                                  1995
                             ---------------------------        ----------------------------         ----------------------------
                                        WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE                     WEIGHTED-AVERAGE
                             SHARES      EXERCISE PRICE         SHARES       EXERCISE PRICE          SHARES       EXERCISE PRICE
                             ------      --------------         ------       --------------          ------       --------------
Outstanding at
  beginning of year         491,194         $11.03             143,444           $ 6.19             132,944           $ 6.11
Granted                     813,500          28.50             380,750            12.82              10,500             7.14
Exercised                    80,299           7.13               2,916             6.43                   -                -
Cancelled                   366,550          22.76              30,084            10.92                   -                -
                            -------                           --------                             --------            -----
Outstanding at end
   of year                  857,845          22.95             491,194            11.03             143,444             6.19
                            =======                            =======                             =======

Options exercisable at
   year-end                  92,996           9.64              88,204            6.20               50,090             6.13
                             ======                             ======                               ======
Options available for
 grant at end of year       736,183                            102,834                              453,500
                            =======                            =======                              =======

The following table summarizes information about stock options outstanding at December 31, 1997:


                                    OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    -------------------------------------------------------     ---------------------------------
                      NUMBER          WEIGHTED-AVERAGE                              NUMBER
   RANGE OF         OUTSTANDING    REMAINING CONTRACTUAL   WEIGHTED-AVERAGE      EXERCISABLE    WEIGHTED-AVERAGE
EXERCISE PRICES     AT 12/31/97       LIFE (IN YEARS)      EXERCISE PRICE        AT 12/31/97    EXERCISE PRICE
---------------     -----------       ---------------      --------------        -----------    ----------------

$ 4.93 - $ 7.14       54,245               6.8                $  6.29               48,796           $ 6.44
$12.00 - $15.62      258,600               8.5                  13.12               44,200            13.18
$20.75 - $37.94      545,000               9.4                  29.28                    -                -
                     -------                                                        -----
                     857,845               9.0                $ 22.95               92,996           $ 9.64
                     =======                                                        ======

     If the fair value based accounting method was used to account for stock-based compensation costs, pro forma net loss for the fiscal years ended December 31, 1997 and December 25, 1996 would have been $25,967 and $5,816, or $2.99 and $1.41 pro forma basic loss per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no dividend yield; expected volatility of 41-43% and 15%; risk-free interest rates of 6% and 5%; and expected lives of 8.6 years and 7 years.

HOLDERS OF SUBORDINATED NOTES -

     In conjunction with the Ideal acquisition (Note 4) convertible subordinated notes were issued. At the option of the note holders the outstanding principle balance is convertible into common stock at a conversion price of $15 per share. On July 30, 1997, the aggregate outstanding principle balances were converted into 76,332 shares of common stock.

     Pursuant to the issuance and sale of the 1993 Notes (see Note 12), the purchaser received warrants to purchase 733,467 and 133,763 shares of Non-Voting Common Stock at exercise prices of $4.93 a share (the "$4.93 Warrants") and $.01 a share (the "$.01 Warrant"), respectively. The warrants were valued at $230.

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

     Upon achieving specified levels of earnings in each of fiscal 1993 and 1994, the Company had the right to earn back, in respect of each such year, the portion of the $4.93 Warrants issued to the purchaser of the Notes representing the right to acquire 1% of the fully diluted Common Stock. The Company originally reported earnings sufficient to achieve the required earnings levels specified for those fiscal years. Accordingly, in each of May 1994 and June 1995, respectively, the Company canceled $4.93 Warrants to acquire the equivalent of 1% of the fully diluted Common Stock, or approximately 43,365 shares (in each year). Based on restated results of operations, the Company would not have had the right to cancel the warrants and accordingly, they would be outstanding at the end of each year. As a result of the refinancing completed prior to the IPO, the Company redeemed an additional amount of the $4.93 Warrants equal to 2% of the fully diluted Common Stock, or 86,730 shares.

     Upon achieving specified levels of earnings in each of fiscal 1993, 1994, 1995 and 1996, the Company had the right to earn back the total of the $.01 Warrant issued (133,763) to the Note holder. Since the Company originally reported earnings sufficient to achieve the required earnings level specified for fiscal 1993, 1994 and 1995, the Company, in each of fiscal 1994, 1995 and 1996 earned back and canceled 33,439 of the $.01 Warrants held by the purchaser of the Notes, respectively. Based on restated results of operations, the Company would not have had the right to cancel the warrants and accordingly, they would be outstanding at the end of each year.

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

     In March 1996, the holder of the 1993 Notes sold the 1993 Notes to a non-affiliate of the Company. The purchaser also acquired 280,003.5 of the $4.93 Warrants and 16,723 of the $.01 Warrants. In connection with this transaction, the purchaser granted the Company an option to purchase all of the warrants for prices ranging from $500 to $1500 in the event the 1993 Notes were fully redeemed before various dates from June 30, 1996 to December 31, 1996. In the event the Company increased its bank borrowings in excess of $32,500, the option price would increase by $200 for each additional $2,500 of borrowings, subject to a maximum increase in the option price of $600. Upon the closing of the IPO, the Company repurchased these warrants for an aggregate repurchase price of $700.

HOLDERS OF SERIES A CONVERTIBLE PREFERRED STOCK -

     In connection with the sale in fiscal 1993 by the Company of the Series A Convertible Preferred Stock to an investor and one of its directors (described in Note 13), each purchaser received $4.93 warrants and $.01 warrants to purchase Common Stock. The investor received 118,307 of the $4.93 Warrants and the director received 21,294 of the $4.93 Warrants. The investor received 453,432 of the $.01 Warrants and the director received 81,613 of the $.01 Warrants. Both the number of shares and exercise price are subject to adjustment under various antidilution provisions.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The $4.93 Warrants issued by the Company to the investor and the director (139,601 in total) were subject to cancellation to the extent that the Company earned back $4.93 Warrants issued to the purchaser of its 1993 Notes (see above). Since the Company originally reported earnings sufficient to achieve the earnings level specified for fiscal 1993 and 1994 required under the 1993 Notes, 8,253 of these $4.93 Warrants, the maximum allowed during the 1993 reduction period, were canceled in June 1994, and an additional 7,763, the maximum allowed during the 1994 reduction period, were canceled in June 1995. In conjunction with the IPO, these holders of $4.93 Warrants exercised the remaining 123,585 $4.93 Warrants and sold such shares in the IPO.

     Upon achieving specified levels of earnings in fiscal 1993, 1994, 1995 and 1996, the Company had the right to earn back the total of the $.01 Warrants (535,045 in the aggregate) issued to the holders of the Series A Convertible Preferred Stock. Since the Company originally reported earnings sufficient to achieve the required earnings level specified for each of fiscal 1993, 1994 and 1995, the Company, in 1994, 1995 and 1996, respectively, canceled 133,763 of these warrants, representing 113,358 warrants for the investor and 20,405 for the director. Based on restated results of operations the Company would not have had the right to cancel the warrants and accordingly, they would be outstanding at the end of each year.

15. COMMITMENTS AND CONTINGENCIES

              The Company operates principally at its clients' premises pursuant to written contracts ("Client Contracts"). The length of Client Contracts generally ranges from one to ten years with options to renew for periods of one to ten years. Certain of these Client Contracts provide for base rent and contingent rent. Aggregate rent expense under these agreements for fiscal 1997, 1996 and 1995 was $37,098, $24,792 and $22,453 respectively.



              Future minimum commitments as of December 31, 1997 for all non-cancellable operating leases and client contracts are as follows:


            YEAR                                              AMOUNT
            ----                                              ------
            1998...........................                 $  4,009
            1999..........................                     2,624
            2000...........................                    1,923
            2001..........................                       935
            2002..........................                       387
            Thereafter.....................                      157
                                                             -------
               Total......................                   $10,035
                                                             =======

     Pursuant to its contracts with various clients, the Company is committed to spend approximately $5,198 for equipment and capital improvements as of December 31, 1997. At December 31, 1997, the Company was contingently liable for the following: (1) a standby Letter of Credit for $10,000, and (2) performance bonds in the aggregate amount of $6,867.


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

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

16. INCOME TAXES

     The income tax benefit consists of the following:


                                                                           FISCAL YEARS ENDED

                                                               DECEMBER 31,    DECEMBER 25,      DECEMBER 27,
                                                                   1997           1996              1995
                                                               -----------      ---------        ---------
        Current:
          State and local.............................           $     197       $       80       $       49
                                                                 ---------       ----------       ----------

         Deferred:
          Federal.....................................              (5,728)          (1,588)          (1,312)
          State and local.............................              (1,271)            (352)            (291)
                                                                  --------       ----------       ----------
            Total deferred............................              (6,999)          (1,940)          (1,603)
                                                                  --------       ----------       ----------
                           Total......................           $  (6,802)      $   (1,860)      $   (1,554)
                                                                   =======       ==========       ==========


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


                                                             DECEMBER 31,      DECEMBER 25,
                                                                 1997               1996
                                                            --------------      -----------
         Deferred tax assets:
           Net operating loss carryforwards                  $11,863               $2,929
           Accrued compensation........................        1,191                  380
           Other.......................................          437                  329
                                                           ---------              -------
                Total deferred tax assets..............       13,491                3,638

         Deferred tax liabilities:
           Tax in excess of book depreciation                  1,273                1,196
           Excess tax deduction attributable to
              contract rights..........................        9,211                6,765
           Other.......................................          379                  379
                                                            --------              -------
              Total deferred tax liabilities                  10,863                8,340
                                                            --------              -------
                        Subtotal.......................       (2,628)               4,702
           Valuation allowance.........................        2,628                    -
                                                            --------              -------
                        Total..........................      $     -               $4,702
                                                            ========              =======

    The Company believes that it is more likely than not that a significant portion of the net operating carryforwards ("NOL") will be utilized prior to their expiration. This belief is based upon the fact that the NOL and existing deductible differences are substantially offset by existing taxable temporary differences reversing within the carryforward period. In 1997, a valuation allowance of $2,628 has been recorded on any such tax benefits which are not expected to be offset by the existing taxable temporary differences.

    Deferred tax liabilities result primarily from book tax differences in contract rights acquired through stock acquisitions. These deferred tax liabilities are provided as an increase to excess of cost over net assets acquired and will reverse over an average period of ten years.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

   The Company's effective income tax rate differed from the Federal statutory rate as follows:

                                                                FISCAL YEARS ENDED
                                               ----------------------------------------------------
                                               DECEMBER 31,       DECEMBER 25,         DECEMBER 27,
                                                   1997               1996                1995
                                               -----------         ---------         -------------
     Federal statutory rate.............          (34.0)%           (34.0)%             (34.0)%
     Excess of cost over net assets
       acquired.........................            5.2               4.4                  .6
     State & local taxes net of Federal
       tax benefits.....................           (2.3)             (4.6)               (4.6)
     Valuation allowance................            8.6                -                   -
     Other, net.........................             .3               4.7                 1.6
                                                 ------             -----              ------
            Effective income tax rate             (22.2)%           (29.5)%             (36.4)%
                                                  =====             =====               =====

     At December 31, 1997, the Company had, for Federal income tax reporting, estimated net operating loss carryforwards of approximately $30,733 that will begin to expire in 2008.

17. LOSS PER SHARE

     FAS 128 requires the disclosure of a reconciliation of the numerators and denominators of the basic and diluted per share computations for income/loss. Since the inclusion of dilutive potential common shares (stock options, preferred stock, warrants and convertible notes) would be antidilutive, meaning inclusion of these potential common shares would decrease loss per share amounts, the Company's calculation of basic and diluted earnings per share are the same.

                                                              1997           1996          1995
                                                              ----           ----          ----
               Net loss                                    $(23,821)       $(4,441)      $(2,709)
               Accretion to redemption value of
                   warrants                                       -         (1,300)         (900)
                                                           --------       --------     ---------
               Basic and diluted loss                      $(23,821)       $(5,741)      $(3,609)
                                                           ========        =======       =======

               Basic and diluted shares                   8,683,156      4,137,361     2,048,200
               Basic and diluted loss per share              $(2.74)        $(1.39)       $(1.76)

18. LITIGATION

         In January 1996, the Company was served with a complaint naming it as one of five defendants in a lawsuit brought by multiple plaintiffs in the New York State Supreme Court alleging damages arising out of the Woodstock II Festival held in August 1994 in Saugerties, New York. The promoter of the festival is also a defendant. According to the complaint, the plaintiffs were hired by the Company (which had a concession agreement with the promoter of the festival) as subcontractors of food, beverage and/or merchandise. In their complaint, which seeks approximately $5.9 million, the plaintiffs allege damages arising primarily from the failure to provide adequate security and prevent festival attendees from bringing food and beverages in to the festival. The Company and the promoter have made cross-demands for indemnification against each other under applicable provisions of their concession agreement. On April 4, 1996, the other defendants named in the suit answered the complaint and asserted cross-claims for contribution and indemnification against the Company. Thereafter, the Company answered the complaint and asserted a cross-claim for indemnification against the promoter and a cross-claim for contribution against all its co-defendants. In January 1998, plaintiffs were served with a formal notice of demand to resume prosecution of the case. Plaintiffs' time to respond to the demand will expire in late April 1998.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The Company has also sued a former client in the Jefferson Circuit Court of the Commonwealth of Kentucky for certain amounts owed by the former client under the food service contract between the parties, and the former client has filed a counterclaim against the Company seeking unspecified damages for the Company's alleged tortious interference with a prospective contractual relationship with another food service provider.

         The Company does not believe that any liabilities relating to the foregoing legal proceedings is likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows.

         Between December 15, 1997 and March 25, 1998, 13 purported class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain of its officers and/or directors. The complaints assert various claims against the Company, including claims alleging violations of Sections 10(b), and 20(a) of the Securities Exchange Act of 1934 and/or violations of Sections 11, 12(2), and 15 of the Securities Act of 1933 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. On February 13, 1998, the plaintiffs in the actions filed a Motion for Consolidation and for Appointment as Lead Plaintiffs and for Approval of A Selection of Lead Counsel (the "Motion"). On March 25, 1998, the Motion was granted. The Company filed its response to the Motion. On or about January 30, 1998, the Company was named as a defendant in an action arising out of the issuance and sale in October 1997 of the Convertible Notes. The plaintiffs allegedly purchased the Convertible Notes in the aggregate principal amount of $7.5 million. The complaint alleges, among other things, that the Offering Memorandum prepared by the Company in connection with the offering contained materially false information. The complaint asserts various claims against the Company, including claims alleging violations of Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. The relief sought by plaintiffs includes damages, including the alleged difference in the value of the Convertible Notes when purchased and their actual value, or alternatively rescission of their purchase of the Convertible Notes, plus interest, costs and disbursements, and attorneys' fees. If the plaintiffs prevail in such suits, the results of such an outcome could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Capital to meet these potential obligations from sources such as selling assets, curtailing expansion or proceeds from debt or equity sources, may not be available to the Company when required.

         The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows.

         On February 19, 1998, the Securities and Exchange Commission issued a formal order of investigation into the events relating to the December 12 and 15, 1997 announcements. (See "Item 1 - Business - Recent Developments".)

19. RELATED PARTY TRANSACTIONS

     For each of fiscal 1997, 1996 and 1995, the Company incurred $150 in advisory fees with a company whose sole owner was the Chairman of the Board of the Company until April 1997. During the fourth quarter of 1997, the Company incurred $157 in consulting fees with Buccino & Associates, whose Chairman and Chief Executive Officer was appointed Chief Executive Officer and President of the Company on March 10, 1998.

20. MAJOR CLIENT

     In fiscal 1997, no client represented 10% or more of net sales. During fiscal 1996, one client represented 10.0% of net sales, and during fiscal 1995 another client represented 13.7% of net sales.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

21. QUARTERLY RESULTS (UNAUDITED)

     The following summary shows the quarterly results of operations of the Company for fiscal 1997 and 1996.


                                                               FISCAL QUARTERS(2)
                                                --------------------------------------------
                                                FIRST       SECOND       THIRD     FOURTH (3)
                                                -----       ------       -----     ---------
1997 (AS RESTATED)(1):
Net sales................................      $54,333      $57,231    $ 68,134    $95,370
Gross profit.............................        4,849        2,291       4,006      4,068
Net loss.................................       (2,478)      (3,580)     (2,658)   (15,105)
Net loss per share of Common Stock (4)...      $  (.32)     $  (.40)   $   (.30)   $ (1.68)

1996 (AS RESTATED)(1):
Net sales................................      $27,710      $30,688    $ 41,341    $44,661
Gross profit.............................        2,637        2,402       4,491      2,291
Net loss before warrant accretion........       (1,001)      (1,234)       (354)    (1,852)
Net loss per share of Common Stock (4)...      $ (1.00)     $  (.63)   $   (.06)   $  (.30)


(1) Income statement data for the 1996 fiscal quarters and the first three quarters of fiscal 1997 have been restated (see Note 23). See the table below for amounts previously reported.


                                                   FISCAL QUARTERS-AS PREVIOUSLY REPORTED(2)
                                               -----------------------------------------------
                                                 FIRST       SECOND     THIRD           FOURTH

1997:
Net sales................................      $53,051      $56,833     $ 74,375
Gross profit.............................        5,242        5,216        8,549
Net earnings.............................          848        1,252        2,986
Net earnings per share of Common
   Stock (4).............................      $   .11      $   .14     $    .32

1996:

Net sales................................      $26,940      $30,155     $ 40,883     $43,709
Gross profit.............................        2,530        2,413        4,506       4,772
Net earnings (loss) before warrant
   accretion.............................          259          250        1,399       1,895
Net earnings (loss) per share of Common
   Stock (4).............................      $  (.23)     $     -     $    .22     $   .30


(2) As discussed in Note 2 - Revenue Recognition and Cost of Sales, certain amounts have been reclassified to conform to the current presentation.
(3) Fourth quarter 1997 includes a $3,784 special charge (see Note 3) and a $6,123 provision for asset impairment and disposal (see Note 2).
(4) Each period calculated separately.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

22.  INFORMATION ON SUPPLEMENTAL CASH FLOWS AND INTEREST EXPENSE, NET


                                                          1997          1996           1995
                                                          ----          ----           ----

          Cash paid during the year for:
                Interest                                $ 1,991        $2,575         $3,072
                                                        =======        ======         ======
                Income Taxes                                226            80             49
                                                        =======        ======         ======

          Non-cash investing and financing activities:
                Common stock issued upon
                   debt conversion                      $ 1,145        $    -         $    -
                                                        =======        ======         ======
                Stock warrant accretion                       -         1,300            900
                                                        =======        ======         ======
                Subordinated notes issued in
                   conjunction with acquisitions          2,445         3,896          1,100
                                                        =======        ======         ======
                Capital lease obligation incurred             -         1,159              -
                                                        =======        ======         ======

          Details of acquisitions (Note 4):
                Fair value of assets acquired           $71,648       $39,271         $5,478
                Liabilities assumed                      36,547        28,870          1,199
                Common stock issued                           -           370              -
                                                        -------        ------         -------
                      Cash paid                          35,101        10,031          4,279
                Less:  cash acquired                      1,876           644            801
                                                        -------      --------        -------
                Net cash paid for acquisitions          $33,225        $9,387         $3,478
                                                        =======        ======         ======

          Interest expense, net is comprised of:
                Interest expense                         $5,080        $3,157         $3,030
                Interest income                           1,965           539            352
                                                        -------      --------       --------
                Interest expense, net                    $3,115        $2,618         $2,678
                                                         ======        ======         ======

23.  RESTATEMENT OF FINANCIAL STATEMENTS

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

       The Company filed a Current Report on Form 8-K on February 6, 1998, in which the Company's financial statements for the years ended December 25, 1996, December 27, 1995 and December 28, 1994 were restated from the amounts previously reported to (i) reflect certain items previously improperly capitalized as period costs; (ii) adjust previously recorded reserves and accruals for certain items; (iii) expense items that had previously been charged to inappropriately established acquisition liabilities; (iv) write-off certain non-performing assets; (v) properly recognize revenue related to certain contracts and agreements; and (vi) record adjustments for the settlement of certain terminated contracts. Accordingly, this 1997 Form 10-K reflects the restated periods as applicable, summarized in accordance with APB 20 as follows:

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   FOR THE YEAR ENDED
                                                    DECEMBER 25, 1996                DECEMBER 25, 1995
                                              ----------------------------      -----------------------------
                                                AS PREVIOUSLY      AS           AS PREVIOUSLY          AS
                                                  REPORTED      RESTATED          REPORTED          RESTATED
                                              ---------------  ---------        ------------       ----------
         Net sales                                $141,686     $144,400           $107,939          $107,858
         Gross profit                               14,222       11,821              9,886             8,956
         Net income (loss) before warrant
            accretion                                3,804       (4,441)             2,196            (2,709)
         Net income (loss) per share of
            common stock                          $    .51     $  (1.39)          $    .39          $  (1.76)

       As further described in Note 18, the Company has been named as a defendant in various lawsuits arising out of the Restatement.

24. SUBSEQUENT EVENTS

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

       Counsel to the Special Committee met with representatives of the Securities and Exchange Commission (the "SEC") on January 12, 1998, at which time the SEC indicated it was pursuing an informal investigation. On February 19, 1998, the SEC issued a formal order of investigation.

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

       On March 10, 1998, Gerald P. Buccino, Chairman and Chief Executive Officer of Buccino & Associates, the management consulting firm retained by the Company, was appointed Chief Executive Officer and President. On the same date, Randy B. Spector, formerly President and Chief Operating Officer of the Company, agreed to serve as a consultant to the Company. Mr. Buccino will continue to serve as Chairman and Chief Executive Officer of Buccino & Associates, while serving as Chief Executive Officer and President of the Company. Buccino and Associates is expected to continue to provide consulting services to the Company during the 1998 fiscal year. Buccino and Associates bills the Company in accordance with its standard hourly rates and through April 10, 1998 has billed the Company for $917 in fees.

       On March 12, 1998, the Company's Credit Facility was amended to terminate the commitments of the banks thereunder, except with respect to the MSA LC.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

25.  MANAGEMENT'S PLAN

       Management has developed a comprehensive turnaround plan and business plan (the "Plan"), and has extensively reviewed the business base underlying the contracts for its more than 900 operating locations. This process was undertaken with the assistance of its outside management consultants and approximately 30 members of the Company's management team. Among other things, the Plan contemplates a reduction in overhead through the consolidation of duplicative accounting sites acquired as part of the 1996 and 1997 acquisitions, a consolidation of the Company's Education and Business Dining and School Nutrition Services divisions under one leadership, together with a reduction in duplicative field overhead, and a reduction of both food and labor costs through continuing efforts in procurement and labor scheduling. There can be no assurance, however, that such cost savings can be achieved.

       Management has met with certain holders (the "Note Holders"), of the Company's Convertible Notes, who have formed a committee comprised of the three largest present Note Holders, holding in excess of $100 million of the aggregate $175 million of Convertible Notes issued in October 1997. The Company's cash position at December 31, 1997 was $109.7 million, which management believes will be sufficient to satisfy the Company's cash requirements for at least the next twelve months. Accordingly, management believes it is unlikely, in 1998, that cash flow demands will be made upon the Company which it will be unable to satisfy from its present cash position and operations. However, if the plaintiffs prevail in the Note Holders and stockholders suits described in Note 18, the outcome could have a material adverse effect on the Company's financial position, results of operations and cash flows. Capital to meet these potential cash flow demands may not be available to the Company when required.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         None.

(a)(3)   Exhibits


                  EXHIBIT NO.                         DESCRIPTION
                      * 2            Stock Purchase Agreement by and between Fine Host Corporation and the shareholders of Best, Inc. dated as of August 27,1997.
                     ** 3.1          Restated Certificate of Incorporation
                     ** 3.2          Restated By-Laws
                     ** 4.1          Specimen of Registrant's Common Stock certificate
                    *** 4.2          Indenture between the Company and The Bank
                                     of New York, dated as of October 27, 1997,
                                     with respect to $175,000,000 5% Convertible
                                     Subordinated Notes due 2004.

                    *** 4.3          Registration Rights Agreement, by and among the Company and
                                     Donaldson, Lufkin & Jenrette Securities Corporation, Nationsbanc Montgomery
                                     Securities, Inc., Smith Barney, Inc. and Piper Jaffray, Inc., dated as of October
                                     27, 1997.
                     ** 10.1(a)      Advisory Services Agreement, dated as of March 25, 1996, between the
                                     Company and Interlaken Capital, Inc.
                      - 10.1(b)      Amendment to Advisory Services Agreement, dated as of April 10,
                                     1997.
                     -- 10.2         Form of Amended and Restated 1994 Stock Option Plan
                      - 10.3         Form of Amended and Restated 1996 Non-Employee Director
                                     Stock Plan
                     -- 10.4         Form of 1997 Long-Term Incentive Compensation Plan
                     -- 10.5         Form of 1998 Annual Incentive Compensation Plan
                     ** 10.6(a)      Employment Agreement, dated as of June 30, 1995, by and among the Company,
                                     Northwest Food Service, Inc. and Robert F. Barney.
                    --- 10.6(b)      First Amendment to Employment Agreement, dated as of July
                                     1, 1996 by and among the Company, Northwest Food Service, Inc. and Robert F. Barney.
                      - 10.6(c)      Second Amendment to Employment Agreement, dated as of
                                     March 17, 1997 by and among the Company, Northwest Food Service, Inc. and Robert F.
                                     Barney.
                     ** 10.7         Lease, dated as of January 31, 1994, as amended, between the Company and
                                     Fawn Associates Limited Partnership, in regard to 3 Greenwich Office Park,
                                     Greenwich, Connecticut.
                     ** 10.8         Form of Promissory Note from Richard E. Kerley to the Company.
                     ** 10.9         Form of Promissory Note from Randy B. Spector to the Company.
                     ** 10.10        Form of Promissory Note from Douglas M. Stabler to Interlaken Capital
                                     Partners Limited Partnership.
                     ** 10.11        Form of Registration Rights Agreement by and among the Company and Messrs.
                                     Kerley, Spector, Ziegler and Stabler.
                    *** 10.12(a)     Fourth Amended and Restated Loan Agreement, dated July 30, 1997, among the
                                     Company, as borrower, its subsidiaries and Bank Boston, N.A. as administrative agent, U.S. Trust, as documentation agent, and other financial institutions.
                    *** 10.12(b)     First Amendment to the Fourth Amended and Restated Loan Agreement, dated
                                     August 14, 1997.
                    *** 10.12(c)     Second Amendment to the Fourth Amended and  Restated Loan Agreement, dated
                                     October 21, 1997.
                    *** 10.13        Employment Agreement dated as of August 27, 1997 between Best, Inc. and
                                     Perry Rynders
                        21           Subsidiaries
                        23.1         Consent of Price Waterhouse LLP
                        23.2         Consent of Deloitte & Touche LLP
                        27           Financial Data Schedule

--------------------

* Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on or about September 5, 1997.

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-2906), as amended, originally filed with the Commission on March 29, 1996.

*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 24, 1997.


- Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 1997.

-- Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-19909), as amended, originally filed with the Commission on May 12, 1997.

---      Incorporated by reference to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended December 25, 1996.

         Certain instruments defining the rights of holders of long-term debt of the Company have not been filed in accordance with Item 601(b)(4)(iii) of Regulation S-K under the Securities Act. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.

    (b)   REPORTS ON FORM 8-K

    1. A Current Report on Form 8-K was filed on September 5, 1997 to report the acquisition of Best, Inc. by the Company, under Item 2 thereof. As permitted by Item 7(a)(4) of Form 8-K , the required financial statements were not filed until November 6, 1997 under cover of Form 8-K/A.

    2. A Current Report on Form 8-K was filed on October 22, 1997 to report that the Company agreed to issue, through a private placement, pursuant to Rule 144A, $175 million in 5.0% Convertible Subordinated Notes due 2004, under Item 5 thereof.

    3. A Current Report on Form 8-K was filed on December 19, 1997 to report that the Company discovered accounting irregularities necessitating the restatement of the Company's financial statements and the termination of the Chief Executive Officer and the Treasurer, under Item 5 thereof.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York on April 14, 1997.


                                       FINE HOST CORPORATION

                                       By: /s/ GERALD P. BUCCINO
                                          -----------------------------
                                            Name: Gerald P. Buccino
                                            Title: President and Chief
                                                     Executive Officer
                                            Date: April 14, 1998


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



            SIGNATURE                         TITLE                                       DATE

 /s/ Catherine B. James
---------------------------------    Executive Vice President and Chief                 April 14, 1998
Catherine B. James                   Financial Officer and Director (Principal
                                     Financial Officer)

 /s/ Randall K. Ziegler
---------------------------------    Group President - Recreation and Leisure,          April 14, 1998
Randall K. Ziegler                   Director

 /s/ Cynthia J. Robbins
---------------------------------    Vice President and Controller (Principal           April 14, 1998
Cynthia J. Robbins                   Accounting Officer)

 /s/ Ronald E. Blaylock
---------------------------------    Director                                           April 14, 1998
Ronald E. Blaylock

 /s/ Jack H. Nusbaum
---------------------------------    Director                                           April 14, 1998
Jack H. Nusbaum

 /s/ J. Michael Chu
---------------------------------    Director                                           April 14, 1998
J. Michael Chu