Form 10-Q
period 1998-04-01
FINE HOST CORP
filed 1998-05-22
CIK 1011584

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended April 1, 1998

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


For the transition period from ________ to ________

Commission file number:  000-28590



                              Fine Host Corporation


          Delaware                                   06-1156070
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


                             3 Greenwich Office Park
                               Greenwich, CT 06831
                                 (203) 629-4320



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No_____


The Registrant had 9,047,970 shares of common stock, $.01 par value, outstanding as of May 22, 1998.

                                TABLE OF CONTENTS

                         Part I - Financial Information


                                                                        Page No.
Item 1 - Financial Statements (unaudited)
------

       * Consolidated Balance Sheets - April 1, 1998 and
         December 31, 1997                                                 1

       * Consolidated Statements of Operations - Three Months
         Ended April 1, 1998 and March 26, 1997                            2

       * Consolidated Statement of Stockholders' Equity - Three Months
         Ended April 1, 1998                                               3

       * Consolidated Statements of Cash Flows - Three Months Ended
         April 1, 1998 and March 26, 1997                                  4

       * Notes to Consolidated Financial Statements                      5 - 7


Item 2 - Management's Discussion and Analysis of Financial Condition and
------
         Results of Operations                                           8 - 11

Item 3 - Qualitative and Quantitative Disclosures about Market Risk       12
------

                          Part II - Other Information

Item 1 - Legal Proceedings                                              13 - 14
------

Item 6 - Exhibits and Reports on Form 8-K                                 15
------

         Signature                                                        16

Part I.  Financial Information
Item 1.  Financial Statements


                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)


                                                       April 1, 1998   December 31, 1997
                                                        ------------   -----------------
                                                          (unaudited)
               ASSETS
Current assets:
    Cash and cash equivalents                               $103,335          $109,722
    Accounts receivable, net of allowance for bad debts       33,516            29,712
    Inventories                                                6,234             6,241
    Prepaid expenses and other current assets                  2,072             1,940
                                                          ----------       -----------
         Total current assets                                145,157           147,615

Contract rights, net                                          34,828            36,152
Fixtures and equipment, net                                   24,648            24,269
Excess of cost over net assets acquired, net                  55,517            55,551
Contract loans and notes receivable                           16,383            15,481
Other assets                                                  10,351            11,110
                                                          ----------        ----------
         Total assets                                       $286,884          $290,178
                                                            ========          ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                  $  46,104         $  41,270
    Current portion of long-term obligations                     464               464
    Current portion of subordinated debt                       2,447             2,219
                                                         -----------       -----------
         Total current liabilities                            49,015            43,953

Convertible subordinated notes                               175,000           175,000
Long-term obligations                                            454               574
Subordinated debt                                              4,681             5,187
                                                         -----------        ----------
         Total liabilities                                  $229,150          $224,714
                                                            --------          --------

Stockholders' equity:
Common Stock, $.01 par value, 25,000 shares authorized
    9,060 issued and outstanding at
    April 1, 1998 and December 31, 1997                           91                91
Additional paid-in capital                                   102,949           102,949
Accumulated deficit                                          (45,150)          (37,420)
Receivables from stockholders for purchase of Common Stock      (156)             (156)
                                                          ----------       -----------
         Total stockholders' equity                           57,734            65,464
                                                           ---------        ----------
         Total liabilities and stockholders' equity         $286,884          $290,178
                                                            ========          ========

      See accompanying notes to unaudited consolidated financial statements

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)



                                                                             Three Months Ended
                                                                 April 1, 1998              March 26, 1997
Net sales                                                            $84,996                      $54,333
Cost of sales                                                         77,979                       49,484
                                                                    --------                     --------
    Gross profit                                                       7,017                        4,849
General and administrative expenses                                    8,560                        7,645
Special charge                                                         4,932                            -
Provision for asset impairment and disposal                              174                            -
                                                                  ----------                 ------------
    Loss from operations                                              (6,649)                      (2,796)
Interest expense, net of interest income of $1,982 and $159            1,041                          532
                                                                   ---------                    ---------
    Loss before income tax expense (benefit)                          (7,690)                      (3,328)
Income tax expense (benefit)                                              40                         (850)
                                                                 -----------                    ---------
    Net loss                                                        $ (7,730)                    $ (2,478)
                                                                    ========                     ========

Basic and diluted loss per share of Common Stock                  $     (.85)                 $     (.32)
                                                                  ==========                  ==========
Average number of shares of Common Stock outstanding                   9,060                        7,669
                                                                  ==========                    =========









     See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (amounts in thousands, except share data)
                                   (unaudited)


                                                                                      Receivables
                                                                                         from
                                                                                     Stockholders
                                                                                          for
                                                        Additional                     Purchase of
                                  Common Stock           Paid-In      Accumulated        Common       Stockholders'
                                Shares    Amount         Capital        Deficit          Stock          Equity
Balance, December 31, 1997       9,060       $91        $102,949        $(37,420)        $(156)        $65,464
Net loss                             -         -               -          (7,730)            -          (7,730)
                                 -----    ------        --------      ----------     ---------        --------

Balance, April 1, 1998           9,060       $91        $102,949         (45,150)        $(156)        $57,734
                                 =====       ===        ========       =========         =====         =======













     See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                                   Three Months Ended
                                                                                 April 1,     March 26,
                                                                                   1998          1997
                                                                                 -----------  ---------

Cash flows from operating activities:
Net loss                                                                        $ (7,730)     $  (2,478)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                                  3,042          1,643
    Deferred income tax benefit                                                        -           (900)
    Special charge                                                                 4,932              -
    Provision for asset impairment and disposal                                      174              -
    Provision for bad debts                                                          158              -
    Changes in operating assets and liabilities, net of effects from acquisition of businesses:
       Accounts receivable                                                        (3,267)        (1,621)
       Inventories                                                                   (83)          (369)
       Prepaid expenses and other current assets                                    (141)           312
       Accounts payable and accrued expenses                                      (1,345)         1,900
    Decrease in other assets                                                         292            913
                                                                                --------      ---------
       Net cash used in operating activities                                      (3,968)          (600)
                                                                                --------      ---------

    Cash flows from investing activities:
       Direct payments to acquire contracts                                         (166)           (67)
       Purchases of fixtures and equipment                                        (1,534)        (3,047)
       Disposal of fixtures and equipment                                             59              -
       Acquisition of businesses, net of cash acquired                               591        (11,500)
       Collection of notes receivable                                                121              -
       Issuance of contract notes receivable                                      (1,092)             -
                                                                                --------     ----------
       Net cash used in investing activities                                      (2,021)       (14,614)
                                                                                ---------      --------

    Cash flows from financing activities:
       Proceeds from issuance of common stock                                          -         59,133
       Payment of long-term obligations                                             (120)       (35,185)
       Payment of subordinated debt                                                 (278)          (271)
       Proceeds from exercise of options                                               -            701
                                                                                --------     ----------
       Net cash (used in) provided by financing activities                          (398)        24,378
                                                                                --------       --------

Net (decrease) increase in cash                                                   (6,387)         9,164
Cash, beginning of period                                                        109,722          4,747
                                                                               ---------      ---------
Cash, end of period                                                             $103,335        $13,911
                                                                                ========        =======

Supplemental disclosure of non-cash financing activities:
       - Subordinated notes issued in conjunction with acquisitions, net of discount, totaled $1,472 in 1997.



     See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                                   (unaudited)



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

2.   Summary of Significant Accounting Policies

     Basis of Presentation - The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited financial statements include all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three months ended April 1, 1998 and March 26, 1997. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

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

     Revenue Recognition and Cost of Sales - Sales from all food and beverage concession and catering contract food services are recognized as net sales as the services are provided. Net sales include reimbursements for food and payroll costs incurred on behalf of customers under contracts in which the Company manages food service programs for a fee.

     The Company enters into one of the following types of contracts for its food services: profit and loss contracts ("P&Ls"), profit sharing contracts and a limited number of management fee contracts with a fixed base fee, some of which provide for an additional incentive fee based upon certain performance criteria. In certain P&Ls the Company is required to bear all the expenses of the operation, including rent paid to the client usually calculated as a fixed percentage of various categories of sales. In other P&Ls, net sales include reimbursements for operating expenses incurred on behalf of customers, as well as revenues generated at the facility under contracts in which the Company manages the food service contract for a management fee. Under the profit sharing contracts, the Company receives a percentage of profits earned at the facility after the payment for all expenses of the operation plus a fixed fee or percentage of sales as an administrative fee. For the limited number of the company's management fee contracts that have a fixed base fee, the revenues generated at the location are used to pay for all expenses incurred in providing food and beverage services, and the excess of revenues over management fees and operating expenses is distributed to the client.

     Basic and Diluted Loss Per Share - In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Under SFAS No. 128, basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares include preferred stock, stock options, warrants and convertible notes.

     Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 does not have an impact on the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 for the fiscal year ending December 30, 1998.

     Reclassifications - Certain prior year amounts and balances have been reclassified to conform to the current presentation.

3.   Special Charge

     On February 6, 1998, the Company filed a Current Report on Form 8-K in which the Company's financial statements for the years ended December 25, 1996, December 27, 1995 and December 28, 1994 were restated from the amounts previously reported to (i) reflect certain items previously improperly capitalized as period costs; (ii) adjust previously recorded reserves and accruals for certain items; (iii) expense items that had previously been charged to inappropriately established acquisition liabilities; (iv) write-off certain non-performing assets; (v) properly recognize revenue related to certain contracts and agreements; and (vi) record adjustments for the settlement of certain terminated contracts. All previously filed Form 10-Qs and the 1996 10-K have been amended and filed with the Securities and Exchange Commission to reflect the restatement.

     In connection with the restatement, the Company incurred costs in the first quarter of 1998 of approximately $4.9 million to cover the costs of legal, accounting and management consulting fees, severance and the cost of rescinding, in January 1998, the 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters. The Company expects to incur additional costs during 1998 to cover the costs of legal, accounting and management consulting fees.

     In addition, in connection with management's turnaround and business plan, the Company anticipates that it will incur restructuring charges throughout the remainder of 1998. These charges are expected to include severance and other incremental costs associated with the business plan.


4.Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consist of the following:

                                                         April 1, December 31,
                                                           1998           1997
                                                         -------  ------------

    Accounts payable                                    $11,783        $11,794
    Accrued wages and benefits                            9,744          8,275
    Accrued rent to clients                               5,096          4,070
    Severance, fees and other liabilities relating to
       acquisition of businesses                          4,623          4,755
    Deferred income                                       3,417          3,138
    Professional fees                                       911          1,075
    Accrued interest                                      4,240          1,836
    Accrued other                                         6,290          6,327
                                                        -------      ---------
       Total                                            $46,104        $41,270
                                                        =======        =======

5.   Convertible Subordinated Notes

     On October 27, 1997, the Company issued $175.0 million of 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") in a private placement under Rule 144A of the Securities Act of 1933. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding obligations under the Company's then existing $200 million credit facility. The remaining proceeds were invested in short-term investments in accordance with the Company's investment policy. In connection with the Company's private offering of the Convertible Notes, the Company had agreed to file a shelf Registration Statement, which would cause the Convertible Notes to be freely tradable. The Company has been unable to file the shelf Registration Statement and, therefore, is obligated to pay liquidated damages on the Convertible Notes, from January 25, 1998, in the amount of $.05 per week per thousand dollar principal amount, subject to increase every quarter up to a maximum of approximately 1.3% per annum.

6.   Income Taxes

     For the three months ended April 1, 1998, the Company recorded a state tax provision of $40. In addition, the Company had, for Federal income tax reporting, an estimated net operating loss carry forward of approximately $38.1 million that expires at various dates through 2012.

7.   Loss Per Share

     SFAS 128 requires the disclosure of a reconciliation of the numerators and denominators of the basic and diluted per share computations for income/loss. Since the inclusion of dilutive potential common shares (stock options and convertible notes) would be antidilutive, meaning inclusion of these potential common shares would decrease loss per share amounts, the Company's calculation of basic and diluted earnings per share are the same.

                                               Three Months Ended
                                            April 1,          March 26,
                                              1998              1997
                                           ---------         ---------

Net loss                                    $(7,730)           $(2,478)

Basic and diluted shares                      9,060              7,669
Basic and diluted loss per share           $   (.85)         $    (.32)
                                           ========          ==========

8.   Subsequent Events

     Cynthia J. Robbins resigned as Vice President and Controller of the Company, effective May 12, 1998.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:

                                                         Three Months Ended
                                                      April 1,       March 26,
                                                         1998          1997
                                                      ----------     ---------

 Net sales                                              100.0%          100.0%
 Cost of sales before depreciation and amortization      88.4            88.5
 Depreciation and amortization                            3.3             2.6
                                                      -------         -------
     Gross profit                                         8.3             8.9
 General and administrative expenses                     10.1            14.1
 Special charge                                           5.8             -
 Provision for asset impairment and disposal              0.2             -
                                                      -------           ------
     Loss from operations                                (7.8)           (5.2)
 Interest expense, net                                    1.3             1.0
                                                      -------          ------
     Loss before tax benefit                             (9.1)           (6.2)
 Tax provision (benefit)                                     -           (1.6)
                                                     ---------         ------
     Net loss                                            (9.1)%          (4.6)%
                                                      =======          ======

     The following table sets forth net sales attributable to the Company's principal operating markets, expressed in dollars and as a percentage of total net sales:

                                           Three Months Ended
                                          ($ in thousands)
                                   April 1,             March 26,
                                     1998                 1997
                            ------------------       ----------------

  Recreation and Leisure     $  8,083     9.5%       $  8,175    15.0%
  Convention Centers           20,332    23.9          17,239    31.7
  Education                    25,300    29.8          13,922    25.6
  Business Dining              16,279    19.2          12,262    22.6
  Healthcare                    8,414     9.9             835     1.5
  Corrections                   5,349     6.3             834     1.5
  Other                         1,239     1.4           1,066     2.1
                            ---------  ------         -------  ------
        Total                 $84,996   100.0%        $54,333   100.0%
                              =======   =====         =======   =====
     A significant portion of the Company's growth to date has been derived from acquisitions. In the 1997 fiscal year, the Company acquired five companies. Commencing in December 1996, the Company acquired Service Dynamics Corp. ("Service Dynamics"), serving the Business Dining and Education markets, for a purchase price of approximately $3.0 million. In January 1997, the Company acquired Serv-Rite Corporation ("Serv-Rite"), serving the Business Dining and Education markets, for a purchase price of approximately $8.0 million. In August 1997, the Company acquired Statewide Industrial Catering, Inc. ("Statewide"), serving the Education market, for approximately $3.2 million and Best, Inc. ("Best"), serving the Healthcare, Corrections, Education and Business Dining markets, for approximately $26.0 million. In October 1997, the Company acquired Total Food Service Direction, Inc. ("Total"), serving the Business Dining market, for approximately $4.9 million. The purchase price for each of the foregoing acquisitions includes debt assumed by the company as part of the acquisition. The Company is in the process of eliminating certain redundant operations through closings of offices and termination of excess personnel from certain of the acquired companies.


Three Months Ended April 1, 1998 Compared to Three Months Ended March 26, 1997

     Net Sales. The Company's net sales increased 56% to $85.0 million for the three months ended April 1, 1998 from $54.3 million for the three months ended March 26, 1997. Net sales increased in all market areas except Recreation and Leisure.

     Recreation and Leisure decreased 1.1% from $8.2 million to $8.1 million. Same unit performance increased 3.5% over the comparable prior year period.
Increases in new business were primarily related to the Arizona Veterans Memorial Coliseum, Oregon Museum of Science and Industry and The Theatre at Bayou Place. These increases were more than offset by the Onondaga County Convention Center/War Memorial Complex (OnCenter), which decided to provide its food service operations internally and Montage Mountain, Lackawanna County Stadium and Fort Myers Stadium, clients whose contracts expired.

     Convention centers increased 17.9% to $20.3 million from $17.2 million. This increase was primarily attributable to the performance at Orange County Convention Center ("OCCC"), which accounted for $2.4 million or 77% of the total increase. The increase was driven by additional capacity and two new shows that took place in 1998. As of January 1998, OCCC has added over 150,000 square feet including additional meeting rooms and concession stands to its operations.

     Education increased 81.7% to $25.3 million from $13.9 million. Same unit performance increased 11.7% over the comparable prior year period. New and acquired business accounted for approximately $11.0 million or 44% of total revenue. School district business was up $7.6 million primarily due to the acquisition of Statewide and Best. Higher Education was up $4.4 million due to the acquisitions of Total and Best and to a lesser extent from new business at Alfred University and Oregon Health Sciences University. These increases were partially offset by the expiration of certain contracts.

     Business dining increased 32.8% to $16.3 million from $12.3 million. New and acquired business accounted for approximately 37% of total revenue or $6.1 million primarily from the acquisition of Total and one additional month of operations from the Serv-Rite businesses. These increases were partially offset by the disposition of the Republic vending business in December 1997.

     Healthcare increased from $0.8 million to $8.4 million. The acquisition of Best accounted for approximately $7.6 million or 91% of the total revenue.

     Corrections increased from $0.8 million to $5.3 million. New and acquired business accounted for approximately $4.7 million or 87% of total revenue. This increase is attributable to the acquisition of Best. In addition, same unit performance increased 3.9% over the comparable prior year period.

     Gross Profit. Gross profit increased to $7.0 million or 8.3% of net sales, from $4.8 million or 8.9% of net sales for the comparable 1997 period. The slight decrease in gross profit as a percentage of net sales was attributable to the increased activity in the lower margin business dining and education markets, as well as increased amortization of contract rights and goodwill originating from acquisitions.

     General and Administrative Expenses. General and administrative expenses increased to $8.6 million for the three months ended April 1, 1998 from $7.6 million for the three months ended March 26, 1997. The increase was primarily attributable to overhead of acquired companies, particularly Best, Total and Statewide. However, as a percentage of sales, general and administrative expenses declined from 14.1% to 10.1%. The Company continues to focus on the elimination of duplicative regional operations and accounting overhead.

     Special Charge. In connection with the Restatement, the Company incurred costs of $4.9 million (or 5.8% of net sales) in the first quarter of 1998 to cover $4.4 million for the costs of legal, accounting and management consulting fees and severance and $.5 million for the cost of rescinding, in January 1998, the 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters.

     Operating Loss. Operating loss increased to $6.6 million for the three months ended April 1, 1998, from $2.8 million for the three months ended March 26, 1997, primarily as a result of the factors discussed above.

     Interest Expense, Net. Interest expense, net of interest income of $2.0 million, increased approximately $0.5 million for the three months ended April 1, 1998, due to increased debt levels resulting from the Convertible Notes.

 Liquidity and Capital Resources

     At April 1, 1998, the Company had cash and cash equivalent balances of $103.3 million and the Company's current assets of $145.2 million exceeded its current liabilities of $49.0 million, resulting in a working capital surplus of $96.2 million. The cash balances are primarily attributable to the proceeds from the issuance of the Convertible Notes. There was a working capital surplus of $103.7 million at December 31, 1997. The decline in the surplus resulted from negative EBITDA of $3.7 million offset by seasonal increases in accounts receivable. Excluding the special charge, there was a positive EBITDA of $1.2 million.

     Cash flows used in investing activities were approximately $2.0 million and $14.6 million for the three months ended April 1, 1998 and March 26, 1997, respectively, the principal components of which are purchases of fixtures and equipment and contract loans as well as the acquisition of Service Dynamics and Serv-Rite in 1997.

     In October 1997, the Company issued, through a private placement pursuant to Rule 144A under the Securities Act of 1933, the Convertible Notes. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting underwriting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding debt under a then existing credit facility. The remaining net proceeds were invested in short term investments. In connection with the offering of the Convertible Notes, the Company had agreed to file a shelf registration statement, which would cause the Convertible Notes to be freely tradeable. The Company has been unable to file the shelf Registration Statement and, therefore, is obligated to pay liquidated damages on the Convertible Notes, from January 25, 1998, in the amount of $.05 per week per thousand dollar principal amount, subject to increase every quarter up to a maximum of approximately 1.3% per annum.

     On May 18, 1998, the Company's outstanding obligation in respect of a Standby Letter of Credit issued by BankBoston, N.A. for the benefit of the Maryland Stadium Authority ("MSA") in the amount of $10 million, which Letter of Credit was issued to secure the Company's obligation to pay MSA in connection with the Company's Concessions Management Agreement with the Baltimore Ravens Limited Partnership dated August 14, 1997, was paid in full.

     Management has developed a comprehensive turnaround and business plan (the "Plan"), and has extensively reviewed the business base underlying the contracts for its more than 900 operating locations. This process was undertaken with the assistance of its outside management consultants and approximately 30 members of the Company's management team. Among other things, the Plan contemplates a reduction in overhead through the consolidation of duplicative accounting sites acquired as part of the 1996 and 1997 acquisitions, a consolidation of the Company's Education and Business Dining and School Nutrition Services divisions under one leadership, together with a reduction in duplicative field overhead, and a reduction of both food and labor costs through continuing efforts in procurement and labor scheduling. There can be no assurance, however, that such cost savings can be achieved. In connection with the Plan, the Company anticipates that it will incur severance and other incremental costs in 1998.

     Management has met with certain holders (the "Note Holders"), of the Company's Convertible Notes, who have formed a committee comprised of the three largest present Note Holders, holding in excess of $100 million of the aggregate $175 million of Convertible Notes issued in October 1997. The Company's cash position at April 1, 1998 was $103.3 million, which management believes will be sufficient to satisfy the Company's cash requirements for at least the next twelve months. Accordingly, management believes it is unlikely in 1998, that cash flow demands will be made upon the Company which it will be unable to satisfy from its present cash position and operations. However, if the plaintiffs prevail in the Note Holders and stockholders suits described in Part II Item 1 - Legal Proceedings, the outcome could have a material adverse effect on the Company's financial position, results of operations and cash flows. Capital to meet these potential cash flow demands may not be available to the Company when required.

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

         Between December 15, 1997 and March 25, 1998, 13 purported class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain of its officers and/or directors. The complaints assert various claims against the Company, including claims alleging violations of Sections 10(b), and 20(a) of the Securities Exchange Act of 1934 and/or violations of Sections 11, 12(2), and 15 of the Securities Act of 1933 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. On February 13, 1998, the plaintiffs in the actions filed a Motion for Consolidation and for Appointment as Lead Plaintiffs and for Approval of A Selection of Lead Counsel (the "Motion"). On March 25, 1998, the Motion was granted. On or about January 30, 1998, the Company was named as a defendant in an action arising out of the issuance and sale in October 1997 of $175 million in the aggregate principal amount of the Company's Convertible Notes. The plaintiffs allegedly purchased the Convertible Notes in the aggregate principal amount of $7.5 million. The Amended Complaint filed on or about April 22, 1998, alleges, among other things, that the Offering Memorandum prepared by the Company in connection with the offering contained materially false information. The complaint asserts various claims against the Company, including claims alleging violations of Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. The relief sought by plaintiffs includes compensatory damages of $1.5 million plus interest, punitive damages of $0.5 million, costs and disbursements, and attorneys' fees. If the plaintiffs prevail in such suits, the results of such an outcome could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Capital to meet these potential obligations from sources such as selling assets, curtailing expansion or proceeds from debt or equity sources, may not be available to the Company when required. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources)

         On February 19, 1998, the Securities and Exchange Commission issued a formal order of investigation into the events relating to the December 12 and 15, 1997 announcements as described in the Company's Form 10-K for the fiscal year ended December 31, 1997.

         The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

A)  Exhibits

 *3.1   Restated Certificate of Incorporation

 *3.2   By-Laws

 *4.1   Specimen of Registrant's Common Stock Certificate

  4.4 Change in Indenture Trustee dated as of January 1, 1998 by and among the Company and The Bank of New York and Marine Midland Bank

10.12(d)Third Amendment to the Fourth Amended and Restated Loan Agreement, dated
        March 12, 1998.

10.14 Management Consulting Agreement dated as of December 16, 1997 between the Company and Buccino & Associates, Inc.

10.15 Employment Agreement dated as of March 1, 1998 between the Company and Gerald P. Buccino.

10.16 Separation and Consulting Agreement dated as of March 18, 1998 between the Company and Randy B. Spector.

  27    Financial Data Schedule


*Filed as exhibits to the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 19, 1996, and hereby incorporated by reference.

B)  Reports on Form 8-K

     1. A Current Report on Form 8-K was filed on February 6, 1998 restating the Company's financial statements for fiscal years 1994 through 1996.

     2. A Current Report on Form 8-K was filed on February 12, 1998 to report that the Company had dismissed Deloitte & Touche LLP as the Company's independent auditors and that the Company had engaged Price Waterhouse LLP as its independent auditors for the fiscal year ended December 31, 1997.

     3. A Current Report on Form 8-K/A was filed on February 17, 1998 amending the Company's Form 8-K originally filed on February 6, 1998, to include restated financial statements for the nine months ended September 24, 1997.


--------------------------------------------------------------------------------

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period presented.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Fine Host Corporation


By:/s/ Catherine B. James
Catherine B. James
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)


Date:  May 22, 1998

                                  EXHIBIT INDEX



    Exhibit No.              Description

       4.4 Change in Indenture Trustee dated as of January 1, 1998 by and among the Company and The Bank of New York and Marine Midland Bank

      10.12(d) Third Amendment to the Fourth Amended and Restated Loan Agreement, dated March 12, 1998.

      10.14                   Management   Consulting   Agreement  dated  as  of
                              December 16, 1997 between the Company and Buccino & Associates, Inc.

      10.15 Employment Agreement dated as of March 1, 1998 between the Company and Gerald P. Buccino

      10.16 Separation and Consulting Agreement dated as of March 18, 1998 between the Company and Randy B. Spector.

      27                      Financial Data Schedule