Form 10-Q
period 1998-07-01
FINE HOST CORP
filed 1998-08-20
CIK 1011584

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarterly period ended July 1, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   X      No __


The Registrant had 9,047,970 shares of common stock, $.01 par value, outstanding as of August 14, 1998.

                                TABLE OF CONTENTS

                         Part I - Financial Information


                                                                       Page No.
Item 1 - Financial Statements (unaudited)
------

        * Consolidated Balance Sheets - July 1, 1998 and
          December 31, 1997                                               3

        * Consolidated Statements of Operations - Three and Six Months
          Ended July 1, 1998 and June 25, 1997                            4


        * Consolidated Statements of Cash Flows - Six Months Ended
          July 1, 1998 and June 25, 1997                                  5

        * Notes to Consolidated Financial Statements                    6 - 9


Item 2 - Management's Discussion and Analysis of Financial Condition and
------
         Results of Operations                                         10 - 14

Item 3 - Quantitative and qualitative disclosures about market risk      15
------

                           Part II - Other Information

Item 1 - Legal Proceedings                                               16
------

Item 5 - Other Information                                               17
------

Item 6 - Exhibits and Reports on Form 8-K                                18
------

       - Signature                                                       19

       - Exhibit Index                                                   20

       - Financial Data Schedule                                         21

Part I.  Financial Information
Item 1.  Financial Statements


                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                                           July 1, 1998           December 31, 1997
                                                                           ------------           -----------------
                                                                           (unaudited)
Current assets:
  Cash and cash equivalents                                                  $  80,612                $  109,722
  Accounts receivable, net of allowance for bad debts                           32,702                    29,712
  Inventories                                                                    5,461                     6,241
  Prepaid expenses and other current assets                                      2,800                     1,940
                                                                            ----------                 ---------
       Total current assets                                                    121,575                   147,615

Contract rights, net                                                            33,219                    36,152
Fixtures and equipment, net                                                     22,323                    24,269
Excess of cost over net assets acquired, net                                    51,487                    55,551
Contract loans and notes receivable                                             26,902                    15,481
Other assets                                                                     9,854                    11,110
                                                                           -----------                ----------
       Total assets                                                           $265,360                  $290,178
                                                                              ========                  ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                      $  39,524                  $ 41,270
  Current portion of capital lease obligations                                     423                       464
  Current portion of subordinated debt                                           2,653                     2,219
                                                                           -----------                ----------
       Total current liabilities                                                42,600                    43,953

Convertible subordinated notes                                                 175,000                   175,000
Capital lease obligations                                                          399                       574
Subordinated debt                                                                3,409                     5,187
                                                                            ----------                ----------
       Total liabilities                                                       221,408                   224,714
                                                                            ----------                ----------


Stockholders' equity:

  Common Stock, $.01 par value, 25,000 shares authorized,
  9,048 and 9,060 issued and outstanding at
  July 1, 1998 and December 31, 1997, respectively                                  91                        91
  Treasury Stock, 12 shares at July 1, 1998                                        (74)                        -
  Additional paid-in capital                                                   102,949                   102,949
  Accumulated deficit                                                          (58,932)                  (37,420)
  Receivables from stockholders for purchase of Common Stock                       (82)                     (156)
                                                                            -----------               -----------
       Total stockholders' equity                                               43,952                    65,464
                                                                            -----------               -----------
       Total liabilities and stockholders' equity                             $265,360                 $ 290,178
                                                                            ===========               ===========

     See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended                    Six Months Ended
                                                                --------------------                ---------------------
                                                                July 1,     June 25,                July 1,     June 25,
                                                                 1998         1997                    1998         1997
                                                               --------     --------                --------    --------
Net sales                                                       $74,273     $57,231                 $159,269    $111,564
Cost of sales                                                    69,623      54,265                  147,601     103,749
                                                                -------     --------                --------     -------
  Gross profit                                                    4,650       2,966                   11,668       7,815
General and administrative expenses                               8,241       6,847                   16,860      14,492
Special  and restructuring charges                                2,525           -                    7,457           -
Provision for asset impairment and disposal                       6,521         675                    6,636         675
                                                                -------     --------                --------     -------
  Loss from operations                                          (12,637)     (4,556)                 (19,285)     (7,352)
Interest expense, including amortization of debt issuance costs   2,601         505                    5,624       1,196
Interest income                                                   1,495         222                    3,477         381
                                                                -------      -------                --------     -------
  Loss before income tax expense (benefit)                      (13,743)     (4,839)                 (21,432)     (8,167)
Income tax expense (benefit)                                         40      (1,259)                      80      (2,109)
                                                                -------      -------                --------     -------
  Net loss                                                     $(13,783)    $(3,580)                $(21,512)   $ (6,058)
                                                               =========    ========                =========   =========
Basic and  diluted loss per share
   of Common Stock                                             $  (1.52)    $  (.40)                $  (2.38)   $   (.73)
                                                               =========    ========                =========   =========
Average number of shares
   of Common Stock outstanding                                    9,051       8,904                    9,055       8,314
                                                               =========    ========                =========   =========


     See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                                     Six Months Ended
                                                                                 July 1,         June 25,
                                                                                  1998             1997
                                                                               ----------       ---------
Cash flows from operating activities:
Net loss                                                                        $(21,512)        $(6,058)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                                   5,518           4,291
   Amortization of debt issuance costs                                               468             226
   Deferred income tax benefit                                                         -          (2,209)
   Asset impairment losses and loss on sale of fixtures & equipment                3,352             675
   Loss on disposition of businesses                                               3,284               -
   Special and restructuring charges                                               7,457               -
   Provision for bad debts                                                           366               -
   Changes in operating assets and liabilities,  net of effects from acquisition of businesses:
     Accounts receivable                                                          (2,761)         (1,786)
     Inventories                                                                     643            (570)
     Prepaid expenses and other current assets                                      (869)           (157)
     Accounts payable and accrued expenses                                       (10,705)          1,882
   Decrease (increase) in other assets                                              (110)          1,570
                                                                               ----------      ----------
          Net cash used in operating activities                                  (14,869)         (2,136)
                                                                               ----------      ----------

Cash flows from investing activities:
     Direct payments to acquire contracts                                           (139)            (75)
     Purchases of fixtures and equipment                                          (2,483)         (4,186)
     Proceeds from disposal of businesses                                            593               -
     Acquisition of businesses, net of cash acquired                                 591         (11,500)
     Issuance of contract notes receivable                                       (11,808)              -
     Collection of notes receivable                                                  565              39
                                                                               ----------      ----------
      Net cash used in investing activities                                      (12,681)        (15,722)
                                                                               ----------      ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                            -          59,191
     Payment of capital leases and long-term debt                                   (216)        (27,449)
     Payment of subordinated debt                                                 (1,344)         (2,849)
     Proceeds from exercise of options                                                 -             376
                                                                               ----------       ---------
      Net cash (used in ) provided by financing activities                        (1,560)         29,269
                                                                               ----------       ---------

Net (decrease) increase in cash                                                  (29,110)         11,411
Cash, beginning of period                                                        109,722           4,747
                                                                               ----------       ---------
Cash, end of period                                                              $80,612         $16,158
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

     References herein to "we" and "our" refer to Fine Host Corporation and consolidated subsidiaries unless the context specifically requires otherwise.

2.   Summary of Significant Accounting Policies

     Basis of Presentation - The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited financial statements include all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three months and six months ended July 1, 1998 and June 25, 1997. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments And Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 does not have a material impact on the Company.

     Reclassifications - Certain prior year and quarter amounts and balances have been reclassified to conform to the current presentation.

3.   Special And Restructuring Charges

     On February 6, 1998, the Company filed a Current Report on Form 8-K in which the Company's financial statements for the years ended December 25, 1996, December 27, 1995 and December 28, 1994 were restated from the amounts previously reported to (i) reflect certain items previously improperly capitalized as period costs; (ii) adjust previously recorded reserves and accruals for certain items; (iii) expense items that had previously been charged to inappropriately established acquisition liabilities; (iv) write-off certain non-performing assets; (v) properly recognize revenue related to certain contracts and agreements; and (vi) record adjustments for the settlement of certain terminated contracts. All previously filed Form 10-Qs for 1997 and the 1996 10-K have been amended and filed with the Securities and Exchange Commission to reflect the restatement ("the Restatement").

     In connection with the Restatement, the Company incurred costs in the three and six months ending July 1, 1998 of approximately $1,714 and $6,646 representing the costs of legal, accounting and management consulting fees, severance and the cost of rescinding the 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters. The Company expects to incur additional costs during the remainder of 1998 to cover the costs of legal, accounting and management consulting fees.

     In addition, in connection with management's turnaround and business plan (the "Plan"), the Company has incurred and anticipates that it will incur additional restructuring charges throughout the remainder of 1998. These charges, which included severance and other incremental costs associated with the Plan, totaled $811 for the three and six month periods ended July 1, 1998.

4.   Provision For Asset Impairment And Disposal

     As part of its implementation of the Plan, during the three month period ended July 1, 1998 the Company completed the disposition of nine Business Dining contracts and one Recreation and Leisure contract. The net loss on the disposition of the assets related to these contracts, which included inventory, fixtures and equipment and allocated goodwill and contract rights, totaled $3,284. In addition, the Company recorded an impairment loss of $3,247 on assets held for sale and on operations to be closed. The impairment loss relates to the sale of 17 Business Dining contracts, the closing of 13 gift shops, the closing of a data processing operation and the sale of one recreation and leisure contract. The sale of the seventeen Business Dining contracts was completed in July 1998 and the Company is actively pursuing a buyer for the assets related to the Recreation and Leisure contract. Twelve of the gift shops were closed by the end of July 1998. Also included in this caption are net losses on the disposal of

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                                   (unaudited)

     fixtures and equipment in the ordinary course of business which totaled $105 for the six months ended July 1, 1998.


5.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                         July 1,  December 31,
                                                           1998           1997
                                                         -------  ------------

   Accounts payable                                      $9,731        $11,794
   Accrued wages and benefits                             8,546          8,275
   Accrued rent to clients                                3,421          4,070
   Severance, fees and other liabilities relating to
      acquisition of businesses                           4,262          4,755
   Deferred income                                        2,967          3,138
   Accrued interest                                       1,882          1,836
   Accrued other, including sales tax liabilities         8,715          7,402
                                                      ---------      ---------
      Total                                             $39,524        $41,270
                                                        =======        =======




6.   Convertible Subordinated Notes

     On October 27, 1997, the Company issued $175.0 million of 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") in a private placement under Rule 144A of the Securities Act of 1933. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding obligations under the Company's then existing $200 million credit facility. The remaining proceeds were invested in short-term investments in accordance with the Company's investment policy. In connection with the Company's private offering of the Convertible Notes, the Company had agreed to file a shelf Registration Statement, which would cause the Convertible Notes to be freely tradable. The Company has been unable to file the shelf Registration Statement and, therefore, is obligated to pay liquidated damages on the Convertible Notes, from January 25, 1998, in the amount of $.05 per week per thousand dollar principal amount, subject to increase every quarter up to a maximum of approximately 1.3% per annum. At July 1, 1998, the interest rate including liquidated damages was 5.52%.


7.   Income Taxes

     For the six and the three months ended July 1, 1998, the Company recorded a state tax provision of $80 and $40, respectively. In addition, the Company had, for Federal income tax reporting, an estimated net operating loss carry forward of approximately $45,900 that expires at various dates through 2012.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                                   (unaudited)



8.   Loss Per Share

     SFAS No. 128 requires the disclosure of a reconciliation of the numerators and denominators of the basic and diluted per share computations for income/loss. Since the inclusion of dilutive potential common shares (stock options and convertible notes) would be antidilutive, meaning inclusion of these potential common shares would decrease loss per share amounts, the Company's calculation of basic and diluted earnings per share are the same.


                            Three Months Ended              Six Months Ended
                         July 1, 1998 June 25, 1997   July 1, 1998 June 25, 1997
Net Loss                    $(13,783)      $(3,580)      $(21,512)      $(6,058)
Basic and diluted shares       9,051         8,904          9,055         8,314
Basic and diluted per share $  (1.52)      $  (.40)      $  (2.38)      $  (.73)
                            =========      ========        =========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

From time to time the Company and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-Q under this Item which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

In accordance with the Litigation Reform Act, we are making investors aware that such "forward-looking" statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to vary materially from those contained in the "forward-looking" statements. These factors are detailed from time to time in the Company's filings with the Securities and Exchange Commission.

The Company was formed in 1985 and has grown to become a leading provider of food and beverage concession, catering and ancillary services to more than 900 facilities in 42 states. The Company targets six distinct markets within the contract food service industry: the recreation and leisure market ("Recreation and Leisure"), serving arenas, stadiums, amphitheaters, civic centers and other recreational facilities; the convention center market ("Convention Centers"); the educational and school nutrition markets ("Education"), which the Company entered in 1994, serving colleges, universities and since 1996, elementary and secondary schools; the business dining market ("Business Dining"), which the Company entered in 1994, serving corporate cafeterias, office complexes and manufacturing plants; the healthcare market ("Healthcare"), serving long term care facilities and hospitals, which the Company substantially entered in 1997; and the corrections market ("Corrections"), serving prisons and jails, which the Company entered in 1996.


Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of our net sales:

                                                     Three Months Ended                    Six Months Ended
                                                    ---------------------                ---------------------
                                                    July 1,      June 25,                July 1,      June 25,
                                                     1998          1997                   1998          1997
                                                  ---------     ----------              ---------    ----------
Net sales                                           100.0%        100.0%                  100.0%       100.0%
Cost of sales before depreciation
and amortization                                     90.1          90.5                    89.3         89.5
Depreciation and amortization                         3.6           4.3                     3.4          3.5
                                                  ---------     ---------               ---------     --------
  Gross profit                                        6.3           5.2                     7.3          7.0
General and administrative expenses                  11.1          12.0                    10.6         13.0
Special and restructuring changes                     3.4             -                     4.7            -
Provision for asset impairment
and disposal                                          8.8           1.2                     4.2          0.6
                                                  ---------     ---------               ---------     --------
  Loss from operations                              (17.0)         (8.0)                  (12.2)        (6.6)
Interest expense, net of interest income              1.5           0.5                     1.3          0.7
                                                  ---------     ---------               ---------     --------
  Loss before income tax expense (benefit)          (18.5)         (8.5)                  (13.5)        (7.3)
Income tax expense (benefit)                          0.1          (2.2)                    0.0         (1.9)
                                                  ---------     ---------               ---------     --------
  Net loss                                          (18.6)%        (6.3)%                 (13.5)%       (5.4)%
                                                  =========     =========               =========     ========

         The following table sets forth net sales attributable to our principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:


                                                     Three Months Ended                   Six Months Ended
                                                    ---------------------              ----------------------
                                                  July 1,         June 25,            July 1,           June 25,
                                                   1998             1997               1998               1997
                                              -------------    -------------       -------------     -------------
       Recreation and Leisure                $10,336   13.9%  $11,536   20.2%     $18,419   11.6%   $19,711   17.7%
       Convention Centers                     12,664   17.1    15,961   27.9       32,996   20.7     33,201   29.8
       Education                              20,644   27.8    12,702   22.2       45,944   28.8     26,624   23.9
       Business Dining                        15,698   21.1    13,998   24.5       31,977   20.1     26,261   23.5
       Health Care                             8,411   11.3       804    1.4       16,825   10.6      1,638    1.5
       Corrections                             5,427    7.3       910    1.6       10,776    6.8      1,744    1.6
       Other                                   1,093    1.5     1,320    2.2        2,332    1.4      2,385    2.0
                                            --------  ------  -------  ------    --------  ------  --------  ------
                  Total                      $74,273  100.0%  $57,231  100.0%    $159,269  100.0%  $111,564  100.0%
                                            ========  ======  =======  ======    ========  ======  ========  ======

   A significant portion of our growth to date has been derived from acquisitions., We acquired five companies in the 1997 fiscal year. In December 1996, we acquired Service Dynamics Corp. ("Service Dynamics"), serving the Business Dining and Education markets, for a purchase price of approximately $3.0 million. In January 1997, we acquired Serv-Rite Corporation ("Serv-Rite"), serving the Business Dining and Education markets, for a purchase price of approximately $8.0 million. In August 1997, we acquired Statewide Industrial Catering, Inc. ("Statewide"), serving the Education market, for approximately $3.2 million and Best, Inc. ("Best"), serving the Healthcare, Corrections, Education and Business Dining markets, for approximately $26.0 million. In October 1997, we acquired Total Food Service Direction, Inc. ("Total"), serving the Business Dining market, for approximately $4.9 million. The purchase price for each of the foregoing acquisitions includes debt assumed by the Company as part of the acquisition. We continue to eliminate certain redundant operations through closings of offices and termination of excess personnel from certain of the acquired companies.


Three Months Ended July 1, 1998 Compared to Three Months Ended June 25, 1997

    Net Sales. Our net sales increased 29.8% to $74.2 million for the three months ended July 1, 1998 from $57.2 million for the three months ended June 25, 1997.

   Recreation and Leisure decreased 10.4% from $11.5 million to $10.3 million. Same unit performance decreased 16.2% or $1.7 million versus the comparable prior year period. This decrease was primarily a result of lower attendance at Florida Marlins baseball games, and fewer events scheduled at two of the amphitheaters that we service. In addition, lost business accounted for a $1.0 million decline as a result of the Onondaga County War Memorial Complex ("OnCenter") decision to provide its food service internally and the expiration of contracts for Montage Mountain and Lackawanna County Stadium. These decreases were partially offset by new business which accounted for 14.3% or $1.5 million of net sales and were primarily related to the Oregon Museum of Science and Industry and The Theatre at Bayou Place.

   Convention centers decreased 20.7% to $12.7 million from $16.0 million. This decrease was primarily attributable to the performance at Orange County Convention Center ("OCCC"), which accounted for $2.4 million or 72% of the total decrease. This was due to the timing of events from year to year. The decline was in line with our expectations. OCCC 1998 first quarter net sales were significantly above 1997, so that on a year-to-date basis their net sales were level with 1997. In addition, the loss of the OnCenter Convention Center unfavorably impacted net sales by $0.5 million. Our contract with OCCC expired effective August 8, 1998. Net sales and gross profit at OCCC for the six month period ended July 1, 1998 were $9.3 million and $0.5 million, respectively and for the year ended December 31, 1997 were $17.6 million and $1.2 million, respectively.

   Education increased 62.5% to $20.6 million from $12.7 million. Same unit performance increased 3.6% or $0.4 million over the comparable prior year period. New and acquired business accounted for approximately $8.6 million or 42% of net sales. Our School district business increased by $5.8 million primarily due to the acquisition of Statewide and Best. Higher Education increased by $2.1 million due to the acquisitions of Total and Best and to a lesser extent from new business at Alfred University and Oregon Health Sciences University. These increases were partially offset by the expiration of certain contracts.

    Business Dining increased 12.1% to $15.7 million from $14.0 million. New and acquired business accounted for approximately 24% of net sales or $3.8 million primarily from the acquisition of Total . These increases were partially offset by the disposition of the Republic vending business in December 1997 and the Republic business dining accounts in April 1998.

    Healthcare increased from $0.8 million to $8.4 million. The acquisition of Best accounted for approximately $7.6 million or 91% of the net sales.

    Corrections increased from $0.9 million to $5.4 million. New and acquired business accounted for approximately $4.6 million or 86% of net sales. This increase is attributable to the acquisition of Best.

     Gross Profit. Gross profit increased to $4.6 million or 6.3% of net sales, from $3.0 million or 5.2% of net sales for the comparable 1997 period. The gross profit percentage improved due to lower depreciation and amortization as a percentage of net sales as well as improved purchasing power gained from the increased volumes of food and beverages purchased from our vendors.

     General and Administrative Expenses. General and administrative ("G&A") expenses increased to $8.2 million for the three months ended July 1, 1998 from $6.8 million for the three months ended June 25, 1997. The increase was primarily attributable to the overhead of acquired companies, particularly Best, Total and Statewide. However, as a percentage of net sales, G&A declined from 12.0% to 11.1%. We intend to continue to reduce the G&A % by implementing continued productivity initiatives and expense controls especially in our Education and Business Dining market areas.

   Special and Restructuring Charges. In connection with the Restatement, we incurred costs of $1.7 million in the three months ended July 1, 1998 for legal, accounting and management consulting fees. In addition, restructuring charges totaled $0.8 million, primarily representing professional fees and employee severance related to the implementation of the Plan.

   Provision for Asset Impairment and Disposal. As part of the implementation of our Plan, during the three month period ended July 1, 1998 we completed the disposition of nine Business Dining contracts and one Recreation and Leisure contract. The loss on the disposition of the assets related to these contracts, which included inventory, fixtures and equipment and allocated goodwill and contract rights, totaled $3.3 million. In addition, we recorded an impairment loss of $3.2 million on assets held for sale and on operations to be closed. The impairment loss relates to the sale of 17 Business Dining and one Recreation and Leisure contract, the closing of 13 gift shops and the closing of a data processing operation. The sale of the 17 Business Dining contracts was completed in July 1998 and we are actively pursuing a buyer for the assets related to the Recreation and Leisure contract. Twelve of the gift shops were closed by the end of July 1998. Net sales and gross profit for all of the businesses sold or to be sold for the six month period ended July 1, 1998 were $6.1 million and $(0.5) million, respectively and for the year ended December 31, 1997 were $14.2 million and $(0.6) million, respectively. The prior year provision related to the write down of a contract loan related to a Recreation and Leisure contract that had been terminated.

    Operating Loss. Operating loss increased to $12.6 million for the three months ended July 1, 1998, from $4.6 million for the three months ended June 25, 1997, primarily as a result of the factors discussed above.

     Interest Expense, Net. Interest expense, net of interest income, increased to $1.1 million for the three months ended July 1, 1998 from $0.3 million for the 1997 period due to increased debt levels resulting from the Convertible Notes.



Six Months Ended July 1, 1998 Compared to Six Months Ended June 25, 1997

   Net Sales. Our net sales increased 42.8% to $159.3 million for the six months ended July 1, 1998 from $111.6 million for the six months ended June 25, 1997.

   Recreation and Leisure decreased 6.6% from $19.7 million to $18.4 million. Same unit performance decreased 8.8% or $1.5 million versus the comparable prior year period. The decrease was primarily the result of lower attendance at Florida Marlins baseball games and fewer events scheduled at two of the amphitheaters that we service. In addition, lost business accounted for a $2.6 million decline as a result of the OnCenter decision to provide its food service internally and the contracts at Montage Mountain and Lackawanna County Stadium contracts have expired. These decreases were partially offset by new business which accounted for $2.8 million or 15.2% of net sales and was primarily related to the Arizona Memorial Coliseum, the Oregon Museum of Science and Industry, and The Theatre at Bayou Place.

   Convention centers net sales of $33.0 million were comparable to the $33.2 million reported in the year ago period. New business at Westchester County Center and increased net sales at the Oregon Convention Center were offset by the loss of the OnCenter Convention Center and lower net sales at the D.L. Lawrence Convention Center.

   Education increased 72.6% to $45.9 million from $26.6 million. Same unit performance increased 6.3% or $1.6 million over the comparable prior year period. New and acquired business accounted for approximately $20.0 million or 44% of net sales. School district business increased by $13.4 million primarily due to the acquisition of Statewide and Best. Higher Education increased by $5.9 million due to the acquisitions of Total and Best and to a lesser extent from new business at Alfred University and Oregon Health Sciences University. These increases were partially offset by the expiration of certain contracts in the normal course of business.

   Business Dining increased 21.8% to $32.0 million from $26.3 million. New and acquired business was $9.7 million or approximately 30% of net sales primarily from the acquisition of Total and one additional month of activity from the Serv-Rite business. These increases were partially offset by the disposition of the Republic vending business in December 1997 and the Republic business dining accounts in April 1998.

   Healthcare increased from $1.6 million to $16.8 million. The acquisition of Best accounted for approximately $15.3 million or 91% of the net sales.

   Corrections increased from $1.7 million to $10.8 million. New and acquired business accounted for approximately $9.2 million or 85% of net sales. This increase is attributable to the acquisition of Best.

    Gross Profit. Gross profit was $11.7 million as compared to $7.8 million achieved for the comparable 1997 period. The gross profit percentage remained relatively constant at 7.3 % vs. 7.0% of net sales. A decline in Convention Center margins (especially at OCCC, Albuquerque, Tarrant County and Bayside) and an increase in absolute dollar profits from the lower margin Healthcare businesses was more than offset by improved margins in most of our other markets.

    General and Administrative Expenses. G&A expenses increased to $16.9 million for the six months ended July 1, 1998 from $14.5 million for the six months ended June 25, 1997. The increase was primarily attributable to the overhead of acquired companies, particularly Best, Total and Statewide. However, as a percentage of net sales, G&A declined from 13.0% to 10.6%. We intend to continue to reduce the G&A % by implementing continued productivity initiatives and expense controls especially in our Education and Business Dining market areas.

    Special and Restructuring Charges. In connection with the Restatement, we incurred costs of $6.7 million in the six months ended July 1, 1998, $6.1 million for the costs of legal, accounting and management consulting fees and $0.6 million for the cost of rescinding, in January 1998, the 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters. In addition, restructuring charges totaled $0.8 million, primarily representing professional fees and employee severance related to the implementation of the Plan.

    Provision for Asset Impairment and Disposal. See the discussion in "Three Months Ended July 1, 1998 Compared to Three Months Ended June 25, 1997."

    Operating Loss. Operating loss increased to $19.3 million for the six months ended July 1, 1998, from $7.4 million for the six months ended June 25, 1997, primarily as a result of the factors discussed above.

    Interest Expense,Net. Interest expense, net of interest income, increased to $2.1 million for the six months ended July 1, 1998 from $0.8 million for the 1997 period due to the increased debt level resulting from the Convertible Notes.



Liquidity and Capital Resources

   At July 1, 1998, we had cash and cash equivalent balances of $80.6 million and our current assets of $121.6 million exceeded current liabilities of $42.6 million, resulting in working capital of $79.0 million. The cash balances are primarily attributable to the proceeds from the issuance of the Convertible Notes in October 1997. Working capital was $103.7 million at December 31, 1997. For the six months ended July 1, 1998, operating EBITDA, excluding the special and restructuring charges and the provision for asset impairment and disposal, was a positive $0.4 million. The decline in working capital primarily resulted from $12.7 million of capital expenditures as discussed below, $6.2 million of seasonal working capital changes and payments relating to the special and restructuring charges, an interest payment on the Convertible Notes of $4.5 million and scheduled debt principal payments of $1.6 million.

    Cash flows used in investing activities were approximately $12.7 million and $15.7 million for the six months ended July 1, 1998 and June 25, 1997, respectively, the principal components of which are contract loans for the Baltimore Ravens and Orlando Airport contracts and purchases of fixtures and equipment in 1998 as well as the acquisition of Service Dynamics and Serv-Rite in 1997.

   In October 1997, we issued, through a private placement pursuant to Rule 144A under the Securities Act of 1933, the Convertible Notes. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting underwriting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding debt under a then existing credit facility. The remaining net proceeds were invested in short term investments. In connection with the offering of the Convertible Notes, we had agreed to file a shelf registration statement, which would cause the Convertible Notes to be freely tradeable. We have been unable to file the shelf Registration Statement and, therefore, are obligated to pay liquidated damages on the Convertible Notes, from January 25, 1998, in the amount of $.05 per week per thousand dollar principal amount, subject to increase every quarter up to a maximum of approximately 1.3% per annum. At July 1, 1998, the interest rate including liquidated damages was 5.52%.

   On May 18, 1998 we paid in full our outstanding obligation in respect of a Standby Letter of Credit issued by BankBoston, N.A. for the benefit of the Maryland Stadium Authority ("MSA") in the amount of $10 million, which Letter of Credit was issued to secure our obligation to pay MSA in connection with the our Concessions Management Agreement with the Baltimore Ravens Limited Partnership dated August 14, 1997.

   We have developed a comprehensive turnaround and business plan (the "Plan"), and have extensively reviewed the business base underlying the contracts for our approximately 900 operating locations. This process was undertaken with the assistance of our outside management consultants and approximately 30 members of our management team. Among other things, the Plan contemplates a reduction in overhead through the consolidation of duplicative accounting sites acquired as part of the 1996 and 1997 acquisitions, a consolidation of the Company's Education and Business Dining and School Nutrition Services divisions under one leadership, together with a reduction in duplicative field overhead, and a reduction of both food and labor costs through continuing efforts in procurement and labor scheduling. There can be no assurance, however, that such cost savings can be achieved. In connection with the Plan, we incurred professional fees and employee severance costs of $0.8 million during the second quarter of 1998 and anticipate that we will incur additional severance and other incremental costs during the remainder of 1998. These costs are included in restructuring charges in the consolidated statement of operations.

   Management has met with certain holders (the "Note Holders"), of the Company's Convertible Notes, who have formed a committee comprised of the three largest present Note Holders, holding in excess of $100 million of the aggregate $175 million of Convertible Notes issued in October 1997. Our cash position at July 1, 1998 was $80.6 million, which we believe will be sufficient to satisfy our cash requirements for at least the next twelve months. Accordingly, we believe it is unlikely in 1998, that cash flow demands will be made upon the Company which we will be unable to satisfy from our present cash position and operations. However, if the plaintiffs prevail in the Note Holders and stockholders suits described in Part II Item 1 - Legal Proceedings, the outcome could have a material adverse effect on the our financial position, results of operations and cash flows. Capital to meet these potential cash flow demands may not be available to the Company when required.

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

    Between December 15, 1997 and March 25, 1998, 13 purported class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain of its officers and/or directors (the "Shareholder Litigation"). The complaints assert various claims against the Company, including claims alleging violations of Sections 10(b), and 20(a) of the Securities Exchange Act of 1934 and/or violations of Sections 11, 12(2), and 15 of the Securities Act of 1933 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. On February 13, 1998, the plaintiffs in the actions filed a Motion for Consolidation and for Appointment as Lead Plaintiffs and for Approval of A Selection of Lead Counsel (the "Motion"). On March 25, 1998, the Motion was granted. Lead Plaintiffs filed a Consolidated Amended Complaint on May 14, 1998. On June 29, 1998 Fine Host and certain of the individual defendants moved to dismiss the claim asserted under
Section 11 of the Securities Act of 1933. The other individual defendants moved to dismiss the complaint in its entirety. The court has not yet ruled on the Motions.

   On or about January 30, 1998, the Company was named as a defendant in an action arising out of the issuance and sale in October 1997 of $175 million in the aggregate principal amount of the Company's Convertible Notes. The plaintiffs allegedly purchased the Convertible Notes in the aggregate principal amount of $7.5 million. The Amended Complaint filed on or about April 22, 1998 in the United States District Court for the Southern District of New York, alleges, among other things, that the Offering Memorandum prepared by the Company in connection with the offering contained materially false information. The complaint asserts various claims against the Company, including claims alleging violations of Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. The relief sought by plaintiffs includes compensatory damages of $1.5 million plus interest, punitive damages of $0.5 million, costs and disbursements, and attorneys' fees. On July 10, 1998, Plaintiffs filed a Second Amended Complaint. On July 29, 1998, Fine Host moved to dismiss the Section 10(b), fraud and negligent misrepresentation counts of the complaint. The other individual defendants moved to dismiss the complaint in its entirety. The court has not yet ruled on the Motions. On August 7, 1998, the Judicial Panel on Multidistrict Litigation ordered that this matter be transferred to the District of Connecticut and, with the consent of that court, be assigned to the judge presiding over the Shareholder Litigation for coordinated or consolidated pretrial proceedings with the Shareholder
Litigation. If the plaintiffs prevail in such suits, the results of such an outcome could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Capital to meet these potential obligations from sources such as selling assets, curtailing expansion or proceeds from debt or equity sources, may not be available to the Company when required. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources)

   On February 19, 1998, the Securities and Exchange Commission issued a formal order of investigation into the events relating to the December 12 and 15, 1997 announcements as described in the Company's Form 10-K for the fiscal year ended December 31, 1997.

   The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows.


Item 5.  Other Information.

Recent Developments

   Effective as of May 12, 1998, Cynthia Robbins resigned as Vice President and Controller of the Company. Pursuant to a Separation and Consulting Agreement, the Company retained Ms. Robbins for a period of eight months at a fee of $8,840 per month. In addition, the Company agreed to indemnify Ms. Robbins, and to advance expenses, to the fullest extent permitted under Section 145 of the Delaware General Corporation Law.

   Mr. Robert F. Barney serves the Company pursuant to an employment agreement dated as of June 30, 1995, as amended on July 1, 1996, March 17, 1997 and May 28, 1998 (the "Employment Agreement"). Pursuant to the terms of the Employment Agreement, effective as of July 1, 1998, Mr. Barney resigned as Group President -- Education and Business Dining of the Company's wholly owned subsidiary, Northwest Food Service, Inc. and is required to devote half of his business time to Company affairs. As compensation for his services, Mr. Barney is paid a base salary of $100,000 and will receive an aggregate of $35,000 for relocation expenses payable in July 1998 and June 30, 1999.

   On July 1, 1998 Gerald P. Buccino, the Company's Chief Executive Officer was elected as a director of the Company to fill the vacancy created by the resignation of Randy B. Spector, Class I director.

   On July 8, 1998, the Company announced that its Common Stock would no longer be traded on the Nasdaq National Market. The Company informed Nasdaq that it did not expect to meet the conditions for continued listing on the Nasdaq National Market. The decision to discontinue further appeals to Nasdaq was motivated by management's desire to focus its efforts on implementing the already developed turnaround and business plan to restructure the Company's business and financial affairs. Since July 9, 1998 the Common stock has been traded on the OTC Bulletin Board.

   On August 4, 1998 Norman B. Haberman, President of Scobrett Associates, Inc., a venture capital and consulting firm, was elected a director of the Company to fill the vacancy created by the resignation of Richard E. Kerley, Class III director.

   Our contract with OCCC expired effective August 8, 1998. Net sales and gross profit at OCCC for the six month period ended July 1, 1998 were $9.3 million and $0.5 million, respectively and for the year ended December 31, 1997 were $17.6 million and $1.2 million, respectively.

Item 6.  Exhibits and Reports on Form 8-K

A) Exhibits

 *3.1   Restated Certificate of Incorporation

 *3.2   By-Laws

 *4.1   Specimen of Registrant's Common Stock Certificate

 10.17 Separation and Consulting Agreement dated as of May 12, 1998 between the Company and Cynthia Robbins.

 10.18 Third Amendment to Employment Agreement Between the Company, Northwest Food Service, Inc. and Robert F. Barney, dated as of May 28 ,1998

 27     Financial Data Schedule


*Filed as exhibits to the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 19, 1996, and hereby incorporated by reference.

B)  Reports on Form 8-K:              None


-------------------------------------------------------------------------------

Omitted from Part II are items which are inapplicable or to which the answer is negative for the period presented.

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


Date:  August 20, 1998

                                  EXHIBIT INDEX



Exhibit No.            Description

10.17 Separation and Consulting Agreement dated as of May 12, 1998 between the Company and Cynthia Robbins.

10.18 Third Amendment to Employment Agreement Between the Company, Northwest Food Service Inc. and Robert F. Barney dated as of May 28,1998

27                     Financial Data Schedule