Form 10-Q
period 1998-09-30
FINE HOST CORP
filed 1998-11-16
CIK 1011584

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                (203) 629 - 4320
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   X      No


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class                                      Outstanding as of November 13, 1998
-----                                      -----------------------------------
Common stock, $.01 par value                          9,047,970 shares

                     FINE HOST CORPORATION AND SUBSIDIARIES
                                      INDEX

                         Part I - Financial Information


                                                                     Page No.
Item 1 - Financial Statements (unaudited)                            --------
------
* Consolidated Balance Sheets - September 30, 1998 and
  December 31, 1997                                                     3

* Consolidated Statements of Operations - Three and Nine Months
  Ended September 30, 1998 and September 24, 1997                       4

* Consolidated Statements of Cash Flows - Nine Months Ended
  September 30, 1998 and September 24, 1997                             5

* Notes to Consolidated Financial Statements                           6 - 8


Item 2 - Management's Discussion and Analysis of Financial
-------  Condition and Results of Operations                           9 - 14


Item 3 - Quantitative and qualitative disclosures about market risk      14
------

                           Part II - Other Information

Item 1 - Legal Proceedings
------                                                                15 - 16

Item 5 - Other Information
------                                                                   16

Item 6 - Exhibits and Reports on Form 8-K                                16
------

       - Signature                                                       17

       - Exhibit Index                                                   18

       - Financial Data Schedule                                         19

Part I.  Financial Information
Item 1.  Financial Statements


                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                              September 30, 1998        December 31, 1997
                                                              ------------------        -----------------
                                                                  (unaudited)
Current assets:
  Cash and cash equivalents                                         $ 76,790                  $109,722
  Accounts receivable, net of allowance for bad debts                 38,743                    29,712
  Inventories                                                          7,085                     6,241
  Prepaid expenses and other current assets                            2,146                     1,940
                                                                    --------                  --------
       Total current assets                                          124,764                   147,615

Contract rights, net                                                  31,521                    36,152
Fixtures and equipment, net                                           21,265                    24,269
Excess of cost over net assets acquired, net                          48,948                    55,551
Contract loans and notes receivable                                   25,769                    15,481
Other assets                                                           9,703                    11,110
                                                                    --------                  --------
       Total assets                                                 $261,970                  $290,178
                                                                    ========                  ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $ 42,173                  $ 41,270
  Current portion of capital lease obligations                           386                       464
  Current portion of subordinated debt                                 2,307                     2,219
                                                                    --------                  --------
       Total current liabilities                                      44,866                    43,953

Convertible subordinated notes                                       175,000                   175,000
Capital lease obligations                                                346                       574
Subordinated debt                                                      3,204                     5,187
                                                                    --------                  --------
       Total liabilities                                             223,416                   224,714
                                                                    --------                  --------


Stockholders' equity:

  Common Stock, $.01 par value, 25,000 shares authorized,
  9,048 and 9,060 issued and outstanding at
  September 30, 1998 and December 31, 1997, respectively                  91                        91
  Treasury Stock, 12 shares at September 30, 1998                        (74)                        -
  Additional paid-in capital                                         102,949                   102,949
  Accumulated deficit                                                (64,330)                  (37,420)
  Receivables from stockholders for purchase of Common Stock             (82)                     (156)
                                                                    --------                  --------
       Total stockholders' equity                                     38,554                    65,464
                                                                    --------                  --------
          Total liabilities and stockholders' equity                $261,970                  $290,178
                                                                    ========                  ========








See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                                 Three Months Ended            Nine Months Ended
                                                             September 30, September 24,  September 30, September 24,
                                                                  1998        1997             1998         1997
                                                             ------------  ------------   ------------  ------------
Net sales                                                      $ 77,737     $ 68,134        $ 237,006   $ 179,698
Cost of sales                                                    70,881       63,999          218,482     167,747
                                                               --------     --------         --------     -------
  Gross profit                                                    6,856        4,135           18,524      11,951
General and administrative expenses                               7,187        7,053           24,047      21,545
Special  and restructuring charges                                1,803            -            9,260           -
Provision for asset impairment and disposal                       1,886          129            8,522         804
                                                               --------     --------         --------     -------
  Loss from operations                                           (4,020)      (3,047)         (23,305)    (10,398)
Interest expense, including amortization of debt issuance costs   2,809          632            8,433       1,827
Interest income                                                   1,461          100            4,938         481
                                                               --------     --------         --------     -------
  Loss before income tax expense (benefit)                       (5,368)      (3,579)         (26,800)    (11,744)
Income tax expense (benefit)                                         30         (921)             110      (3,030)
                                                               --------     --------         --------     -------
  Net loss                                                     $ (5,398)    $ (2,658)        $(26,910)  $  (8,714)
                                                               ========     ========         ========   =========
Basic and  diluted loss per share
   of Common Stock                                             $   (.60)    $   (.30)        $  (2.97)  $   (1.02)
                                                               ========     ========         ========   =========
Average number of shares
   of Common Stock outstanding                                    9,048        8,958            9,057       8,549
                                                               ========     ========         ========   =========





See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                              Nine Months Ended
                                                                       September 30,     September 24,
                                                                           1998              1997
                                                                       -------------     ------------

Cash flows from operating activities:
Net loss                                                                $(26,910)           $(8,714)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                           8,507              6,301
   Amortization of debt issuance costs                                       668                338
   Deferred income tax benefit                                                 -             (3,179)
   Asset impairment losses and loss on sale of fixtures and equipment      4,032                804
   Loss on disposition of businesses                                       4,490                  -
   Special and restructuring charges                                       9,260                  -
   Provision for bad debts                                                   463                568
   Changes in operating assets and liabilities,  net of effects from acquisition of businesses:
     Accounts receivable                                                  (8,889)            (3,607)
     Inventories                                                          (1,123)            (1,164)
     Prepaid expenses and other current assets                              (215)              (722)
     Accounts payable and accrued expenses                                (9,828)            (5,611)
        Other assets                                                         390                197
                                                                         --------           -------
        Net cash used in operating activities                            (19,155)           (14,789)
                                                                         --------           -------

Cash flows from investing activities:
     Direct payments to acquire contracts                                   (344)            (7,128)
     Purchases of fixtures and equipment                                  (3,755)            (5,836)
     Proceeds from disposal of businesses                                  2,839                528
     Acquisition of businesses, net of cash acquired                         441            (40,352)
     Issuance of contract notes receivable                               (12,211)                 -
     Collection of notes receivable                                        1,454                910
                                                                         -------            -------
      Net cash used in investing activities                              (11,576)           (51,878)
                                                                         -------            -------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                    -             59,191
     Borrowings under long-term debt agreement                                 -             59,061
     Issuance of subordinated debt                                             -              1,233
     Payment of capital leases and long-term debt                           (306)           (50,024)
     Payment of subordinated debt                                         (1,895)            (2,469)
     Proceeds from exercise of options                                         -                508
                                                                         -------            -------
      Net cash (used in) provided by financing activities                 (2,201)            67,500
                                                                         -------            -------

Net (decrease) increase in cash                                          (32,932)               833
Cash, beginning of period                                                109,722              4,747
                                                                         -------            -------
Cash, end of period                                                      $76,790            $ 5,580
                                                                         =======            =======



See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                                   (unaudited)

     The unaudited consolidated financial statements include the accounts of Fine Host Corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 30, 1998. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

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

1.   Description of Business

     The Company provides contract food service management to six distinct markets within the contract food service industry: the recreation and leisure market - arenas, stadiums, amphitheaters, civic centers and other recreational facilities ("Recreation and Leisure"); the convention center market ("Convention Centers"); the education market - colleges, universities and elementary and secondary schools ("Education"); the business dining market - corporate cafeterias, office complexes and manufacturing plants ("Business Dining"); the healthcare market - long term care facilities and hospitals ("Healthcare") and the corrections market prisons and jails ("Corrections"). The Company is subject to seasonal revenue variations relating to (i) sports seasons at arenas and stadiums and (ii) educational facilities.

     References herein to "we" and "our" refer to Fine Host Corporation and consolidated subsidiaries unless the context specifically requires otherwise.

2.   Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 does not have an impact on the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 for the fiscal year ending December 30, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the Company.

                     FINE HOST CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                                   (unaudited)


3.   Special And Restructuring Charges

     On February 6, 1998, the Company filed a Current Report on Form 8-K in which the Company's financial statements for the years ended December 25, 1996, December 27, 1995 and December 28, 1994 were restated from the amounts previously reported to (i) reflect certain items previously improperly capitalized as period costs; (ii) adjust previously recorded reserves and accruals for certain items; (iii) expense items that had previously been charged to inappropriately established acquisition liabilities; (iv) write-off certain non-performing assets; (v) properly recognize revenue related to certain contracts and agreements; and (vi) record adjustments for the settlement of certain terminated contracts. All previously filed Form 10-Qs for 1997 and the 1996 10-K were amended and filed with the Securities and Exchange Commission to reflect the restatement ("Restatement").

     The Company incurred costs in the three and nine months ended September 30, 1998 totaling $1,803 and $9,260, respectively, representing the costs of legal, accounting, financial advisors, management consulting fees, severance, retention bonuses and the cost of rescinding the 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters. In connection with management's turnaround and business plan (the "Plan"), the Company anticipates that it will incur additional restructuring charges in connection with the Plan throughout the remainder of 1998 and during 1999.

4.   Provision For Asset Impairment And Disposal

       The  provision  for  asset  impairment  and  disposal   consists  of  the
following:

                                                 Three Months Ended                 Nine Months Ended
                                            September 30,  September 24,     September 30,  September 24,
                                                    1998   1997                      1998   1997
                                            ------------   ------------      ------------   ------------
Loss (gain) on sale of assets                       $(84)  $     -                  $4,240  $     -
Impairment loss on assets to be sold                   -         -                   1,613        -
Impairment losses on terminated
 contracts and business shutdowns                  1,972       129                   2,640      804
Other                                                 (2)        -                      29        -
                                                   ------  -------                  ------  -------
               Total                              $1,886   $   129                  $8,522  $   804
                                                   ======  =======                  ======  =======


5.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                                       September 30,    December 31,
                                                                           1998             1997
                                                                       ------------     ------------
               Accounts payable                                           $10,225           $11,794
               Accrued wages and benefits                                   7,435             8,275
               Accrued rent to clients                                      5,440             4,070
               Severance, fees and other liabilities relating to
                  acquisition of businesses                                 2,030             4,755
               Deferred income                                              3,102             3,138
               Accrued interest                                             4,301             1,836
               Accrued other, including sales tax liabilities               9,640             7,402
                                                                          -------           -------
                  Total                                                   $42,173           $41,270
                                                                          =======           =======

                     FINE HOST CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                                   (unaudited)

6.   Convertible Subordinated Notes

     On October 27, 1997, the Company issued $175.0 million of 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") in a private placement under Rule 144A of the Securities Act of 1933. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding obligations under the Company's then existing $200.0 million credit facility. The remaining proceeds were invested in short-term investments in accordance with the Company's investment policy. In connection with the offering of the Convertible Notes, we had agreed to file a shelf registration statement, which would cause the Convertible Notes to be freely tradeable. We have not filed the shelf Registration Statement and, therefore, are obligated to pay liquidated damages on the Convertible Notes, from January 25, 1998, in the amount of $.05 per week per thousand dollar principal amount, subject to increase every quarter up to a maximum of approximately 1.3% per annum. At September 30, 1998, the interest rate including liquidated damages was 5.78%. On November 2, 1998 the Company paid $4,970, consisting of $4,375 of interest and $595 in liquidated damages then due and owing on the Convertible Notes.

7.   Depreciation and Amortization

     Depreciation and Amortization, excluding the amortization of debt issuance costs, is as follows:

                                    Three Months Ended          Nine Months Ended
                                September 30, September 24, September 30, September 24,
                                        1998  1997                  1998  1997
                                ------------  ------------  ------------  ------------
Depreciation and Amortization        $ 2,935  $1,992              $8,507  $ 6,301
                                     =======  =======             ======  =======

8.   Income Taxes

     For the three and nine months ended September 30, 1998, the Company recorded state tax provisions of $30 and $110, respectively. In addition, the Company had, for Federal income tax reporting, an estimated net operating loss carry forward of approximately $43,000 that expires at various dates through 2013.

9.   Loss Per Share

     SFAS No. 128 requires the disclosure of a reconciliation of the numerators and denominators of the basic and diluted per share computations for income/(loss). Since the inclusion of dilutive potential common shares (stock options and convertible notes) would be antidilutive, meaning inclusion of these potential common shares would decrease loss per share amounts, the Company's calculations of basic and diluted loss per share are the same.

                                        Three Months Ended          Nine Months Ended
                                    September 30, September 24, September 30, September 24,
                                            1998  1997                  1998  1997
                                    ------------  ------------  ------------  ------------

Net Loss                               $ (5,398)  $ (2,658)         $(26,910) $ (8,714)
                                       ========   ========          ========  ========

Basic and diluted shares                  9,048      8,958             9,057     8,549
                                       ========   ========          ========  ========

Basic and diluted loss per share         $ (.60)  $   (.30)          $ (2.97)  $ (1.02)
                                       ========   ========          ========  ========

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

     The Company was formed in 1985 and has grown to become a leading provider of food and beverage concession, catering and ancillary services to approximately 900 facilities in 41 states. The Company targets six distinct markets within the contract food service industry: the recreation and leisure market ("Recreation and Leisure"), serving arenas, stadiums, amphitheaters, civic centers and other recreational facilities; the convention center market ("Convention Centers"); the educational and school nutrition markets ("Education"), which the Company entered in 1994, serving colleges, universities and since 1996, elementary and secondary schools; the business dining market ("Business Dining"), which the Company entered in 1994, serving corporate cafeterias, office complexes and manufacturing plants; the healthcare market ("Healthcare"), serving long term care facilities and hospitals, which the
Company substantially entered in 1997; and the corrections market ("Corrections"), serving prisons and jails, which the Company entered in 1996.


Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                 Three Months Ended              Nine Months Ended
                                            September 30,   September 24,   September 30,   September 24,
                                                 1998           1997            1998           1997
                                            ------------    ------------    ------------    ------------

Net sales                                        100.0%         100.0%         100.0%          100.0%
Cost of sales before depreciation
   and amortization                               88.0           91.0           88.8            89.8
Depreciation and amortization                      3.2            2.9            3.4             3.5
                                                -------       -------          ------         ------
  Gross profit                                     8.8            6.1            7.8             6.7
General and administrative expenses                9.2           10.4           10.1            12.0
Special and restructuring charges                  2.3              -            3.9               -
Provision for asset impairment
   and disposal                                    2.4            0.2            3.6             0.5
                                                -------       -------          ------         ------
  Loss from operations                            (5.1)          (4.5)          (9.8)           (5.8)
Interest expense, net of interest income           1.8            0.8            1.5             0.7
                                                -------       -------          ------         ------
  Loss before income tax expense (benefit)        (6.9)          (5.3)         (11.3)           (6.5)
Income tax expense (benefit)                       0.0           (1.4)           0.0            (1.7)
                                                -------       -------          ------         ------
  Net loss                                        (6.9)%         (3.9)%        (11.3)%          (4.8)%
                                                =======       =======          ======         ======

     The following table sets forth Net Sales attributable to our principal operating markets, expressed in dollars (in thousands) and as a percentage of total net sales:

                                                   Three Months Ended                    Nine Months Ended
                                             September 30,     September  24,      September 30,     September 24,
                                                   1998             1997               1998              1997
                                             ------------      -------------       ------------      ------------

       Recreation and Leisure               $22,637   29.1%    $20,124   29.5%   $ 41,056   17.3%   $ 39,835  22.2%
       Convention Centers                    11,901   15.3      14,869   21.8      44,897   18.9      48,069  26.7
       Education                             13,787   17.7      11,312   16.6      59,732   25.2      37,936  21.2
       Business Dining                       13,584   17.5      13,810   20.3      45,561   19.2      40,071  22.3
       Health Care                            8,401   10.8       3,139    4.6      25,226   10.6       4,777   2.6
       Corrections                            5,833    7.5       2,306    3.4      16,609    7.0       4,050   2.3
       Other                                  1,594    2.1       2,574    3.8       3,925    1.8       4,960   2.7
                                            ------- ------     ------- ------    -------- ------    -------- -----
       Total                                $77,737  100.0%    $68,134  100.0%   $237,006  100.0%   $179,698 100.0%
                                            ======= ======     ======= ======    ======== ======    ======== =====

     A significant portion of our growth to date has been derived from acquisitions. We acquired five companies in the 1997 fiscal year. In January 1997, we acquired Serv-Rite Corporation ("Serv-Rite"), serving the Business Dining and Education markets, for a purchase price of approximately $8.0 million. In August 1997, we acquired Statewide Industrial Catering, Inc. ("Statewide"), serving the Education market, for approximately $3.2 million and Best, Inc. ("Best"), serving the Healthcare, Corrections, Education and Business Dining markets, for approximately $26.0 million. In October 1997, we acquired Total Food Service Direction, Inc. ("Total"), serving the Business Dining market, for approximately $4.9 million. Also, in December 1996, we acquired Service Dynamics Corp. ("Service Dynamics"), serving the Business Dining and Education markets, for a purchase price of approximately $3.0 million. The purchase price for each of the foregoing acquisitions includes debt assumed by the Company as part of the acquisition. We continue to eliminate certain redundant operations through closings of offices and termination of excess personnel from certain of the acquired companies.


Three Months Ended September 30, 1998 Compared to Three Months Ended September 24, 1997

    Net Sales. Our net sales increased 14.1% to $77.7 million for the three months ended September 30, 1998 from $68.1 million for the three months ended September 24, 1997.

   Recreation and Leisure net sales increased 12.5% to $22.6 million from $20.1 million. New business accounted for 28.7% or $6.5 million of net sales and was primarily related to the Baltimore Ravens and Tampa Bay Buccaneer Football Stadiums, and The Theatre at Bayou Place. Same unit performance decreased 11.3% or $2.1 million versus the comparable prior year period. This decrease was primarily a result of lower attendance at Florida Marlins baseball games. In addition, lost business accounted for a $1.9 million decline as a result of the expiration of contracts for Montage Mountain and Lackawanna County Stadium.

   Convention Centers net sales decreased 20.0% to $11.9 million from $14.9 million. Our contract with Orange County Convention Center ("OCCC") expired effective August 8, 1998, reducing sales by $4.0 million from the third quarter in 1997. Net sales and gross profit at OCCC for the nine month period ended September 30, 1998 were $10.9 million and $0.5 million, respectively, and for the year ended December 31, 1997 were $17.6 million and $1.2 million, respectively. The decrease at OCCC was partially offset by increases at other facilities, as a result of the timing of events from year to year.

   Education net sales increased 21.9% to $13.8 million from $11.3 million. Same unit performance increased 10.7% or $0.9 million over the comparable prior year period. New and acquired business accounted for approximately $2.9 million or 21% of net sales. School district business increased by $0.7 million primarily due to new business. Higher Education increased by $2.1 million due to the acquisitions of Total and Best, and to a lesser extent, from new business at Alfred University and Oregon Health Sciences University. These increases were partially offset by the expiration of certain contracts.

    Business Dining net sales decreased 1.6% to $13.6 million from $13.8 million. New and acquired business accounted for approximately 23% of net sales or $3.1 million primarily from the acquisition of Total. These increases were offset by the disposition of the Republic vending business in December 1997 and the Republic business dining accounts in April 1998.

    Healthcare net sales increased from $3.1 million to $8.4 million. Because the acquisition of Best occurred in August 1997, the 1997 results do not include a full quarter of operations from Best. The inclusion of Best for the full three months in 1998 accounted for the majority of the $5.3 million of the increased volume over 1997.

    Corrections net sales increased from $2.3 million to $5.8 million. New and acquired business accounted for approximately $3.4 million or 58% of net sales. This increase is attributable to the timing of the Best acquisition.

     Gross Profit. Gross profit increased to $6.9 million or 8.8% of net sales, from $4.1 million or 6.1% of net sales for the comparable 1997 period. An additional bad debt provision and other charges amounted to $1.4 million or 2.1% of net sales during the 1997 period. The gross profit improvement was a function of the shift in business market mix to a more profitable client base, combined with improved purchasing power gained from increased volumes of food and beverages.

     General and Administrative Expenses. General and administrative expenses ("G&A") increased to $7.2 million for the three months ended September 30, 1998 from $7.1 million for the three months ended September 24, 1997. However, as a percentage of net sales, G&A declined from 10.4% to 9.2%. We intend to continue to reduce the G&A percentage by implementing continued productivity initiatives and expense controls, especially in our Education and Business Dining market areas.

   Special and Restructuring Charges. In connection with the Restatement, we incurred costs of $0.3 million in the three months ended September 30, 1998 for legal, accounting, financial advisors and management consulting fees. In addition, restructuring charges totaled $1.5 million, primarily representing professional fees, employee severance and retention bonuses related to the implementation of the Plan.

   Provision for Asset Impairment and Disposal. During the three month period ended September 30, 1998, we recorded an impairment loss of $1.9 million primarily relating to a write-off of intangible assets on terminated contracts.

    Operating Loss. Operating loss increased to $4.0 million for the three months ended September 30, 1998, from $3.0 million for the three months ended September 24, 1997, primarily as a result of the factors discussed above.

     Interest Expense, Net. Interest expense, net of interest income, increased to $1.3 million for the three months ended September 30, 1998 from $0.5 million for the 1997 period due to increased debt levels resulting from the Convertible Notes.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 24, 1997

   Net Sales. Our net sales increased 31.9% to $237.0 million for the nine months ended September 30, 1998 from $179.7 million for the nine months ended September 24, 1997.

   Recreation and Leisure net sales increased 3.1% from $39.9 million to $41.1 million. New business accounted for $7.6 million or 18.5% of net sales. The increased business was primarily related to the Baltimore Ravens and Tampa Bay Buccaneer Football Stadiums, the Arizona Memorial Coliseum, the Oregon Museum of Science and Industry and The Theatre at Bayou Place. Same unit performance decreased 8.7% or $3.1 million versus the comparable prior year period, principally from lower attendance at Florida Marlins baseball games. In addition, lost business accounted for a $4.5 million decline as a result of the OnCenter's decision to provide its food service internally and the expiration of contracts at Montage Mountain and Lackawanna County Stadium.

   Convention Centers net sales of $44.9 million were 6.6% lower than the $48.1 million reported in the comparable period in 1997. New business at Westchester County Center and increased net sales at the Oregon Convention Center were more than offset by the loss of OnCenter and OCCC.

   Education net sales increased 57.5% to $59.7 million from $37.9 million. Same unit performance decreased 5.3% or $1.5 million over the comparable prior year period. New and acquired business accounted for approximately $24.2 million or 40.5% of net sales, of which $17.4 million pertained to increased school district business due to the acquisition of Statewide and Best. Higher Education provided an additional increase of $9.2 million, principally due to the acquisitions of Total and Best, and to a lesser extent, from new business at Alfred University and Oregon Health Sciences University. These increases were partially offset by the expiration of certain contracts in the normal course of business.

   Business Dining net sales increased 13.7% to $45.6 million from $40.1 million. New and acquired business was $12.7 million or approximately 28% of net sales primarily from the acquisition of Total. These increases were partially offset by the disposition of the Republic vending business in December 1997 and the Republic business dining accounts in April 1998.

     Healthcare net sales increased from $4.8 million to $25.2 million. The acquisition of Best accounted for approximately $18.1 million or 72% of net sales.

   Corrections net sales increased from $4.1 million to $16.6 million. New and acquired business accounted for approximately $12.3 million or 74% of net sales. This increase is primarily attributable to the acquisition of Best.

    Gross Profit. Gross profit was $18.5 million as compared to $12.0 million achieved for the comparable 1997 period. The gross profit percentage increased to 7.8% versus 6.7% of net sales. The acquisitions of Best, Total and Statewide were responsible for the increased volume attained in business markets yielding higher margins, thereby improving gross profit results. Lower overhead from strategically sold or closed business dining units also served to enhance gross profit margin.

    General and Administrative Expenses. G&A expenses increased to $24.0 million for the nine months ended September 30, 1998 from $21.5 million for the nine months ended September 24, 1997. The increase was primarily attributable to the overhead of acquired companies, particularly Best, Total and Statewide. However, as a percentage of net sales G&A declined from 12.0% to 10.1%. We intend to continue to reduce G&A expense as a percentage of net sales by implementing continued productivity initiatives and expense controls.

    Special and Restructuring Charges. In connection with the Restatement, we incurred costs of $6.7 million in the nine months ended September 30, 1998. Costs totaling $6.1 million were related to legal, accounting, financial advisors and management consulting fees, severance. The additional $0.6 million was attributable to the cost of rescinding, in January of 1998, the 10 year lease that was signed in October of 1997 pertaining to the relocation of corporate headquarters. Restructuring charges totaled $2.6 million, primarily representing professional fees, employee severance and retention bonuses related to the implementation of the Plan.

   Provision for Asset Impairment and Disposal. As part of the implementation of our Plan, during the nine month period ended September 30, 1998, we completed the disposition of certain Business Dining, Education and Recreation and Leisure contracts. The loss on the disposition of the assets related to these contracts, which included inventory, fixtures and equipment and allocated goodwill and contract rights, totaled $4.2 million. In addition, we recorded an impairment loss of $4.3 million primarily relating to a write-off of tangible and intangible assets on terminated contracts. The prior year provision pertaining to the write down of contract loans related to a Recreation and Leisure contract and an Education contract.

    Operating Loss. Operating loss increased to $23.3 million for the nine months ended September 30, 1998, from $10.4 million for the nine months ended September 24, 1997, primarily as a result of the factors discussed above.

    Interest Expense, Net. Net interest expense increased to $3.5 million for the nine months ended September 30, 1998 from $1.3 million for the 1997 period. This was due to the increased debt level resulting from the Convertible Notes.

Liquidity and Capital Resources

   At September 30, 1998, we had cash and cash equivalent balances of $76.8 million and our current assets of $124.8 million exceeded current liabilities of $44.9 million, resulting in working capital of $79.9 million. Working capital was $103.7 million at December 31, 1997. The cash balances are primarily attributable to the proceeds from the issuance of the Convertible Notes in October 1997. The decline in working capital included $11.6 million of capital expenditures as discussed below.

     Cash flows used in investing activities were approximately $11.6 million for the nine months ended September 30, 1998. On May 18, 1998 we paid in full our outstanding obligation with respect to a Standby Letter of Credit issued by BankBoston, N.A. for the benefit of the Maryland Stadium Authority ("MSA") in the amount of $10.0 million, which Letter of Credit was issued to secure our obligation to pay MSA in connection with our Concessions Management Agreement with the Baltimore Ravens Limited Partnership dated August 14, 1997. We advanced $1.1 million for the Orlando Airport contract to purchase fixtures and equipment.

     For the three and nine months ended September 30, 1998, operating EBITDA (defined as earnings before interest, taxes, depreciation and amortization and excluding the special and restructuring charges and the provision for asset impairment and disposal) was a positive $2.6 million and a positive $3.0 million, respectively.

   In October 1997, we issued, through a private placement pursuant to Rule 144A under the Securities Act of 1933, the Convertible Notes. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting underwriting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding debt under a then existing credit facility. The remaining net proceeds were invested in short term investments. In connection with the offering of the Convertible Notes, we had agreed to file a shelf registration statement, which would cause the Convertible Notes to be freely tradeable. We have not filed the shelf Registration Statement and, therefore, are obligated to pay liquidated damages on the Convertible Notes, from January 25, 1998, in the amount of $.05 per week per thousand dollar principal amount, subject to increase every quarter up to a maximum of approximately 1.3% per annum. At September 30, 1998, the interest rate including liquidated damages was 5.78%. On November 2, 1998 the Company paid $4,970 consisting of $4,375 of interest and $595 in liquidated damages then due and owing on the Convertible Notes.

   We have developed the Plan, and have extensively reviewed the business base underlying the contracts for our approximately 900 operating locations. This process was undertaken with the assistance of our outside management consultants and approximately 30 members of our management team. Among other things, the Plan contemplates a reduction in overhead through the consolidation of duplicative accounting sites acquired as part of the 1996 and 1997 acquisitions, a consolidation of the Company's Education and Business Dining and School Nutrition Services divisions under one leadership, together with a reduction in duplicative field overhead, and a reduction of both food and labor costs through continuing efforts in procurement and labor scheduling. There can be no assurance, however, that such cost savings can be achieved. In connection with the Plan we incurred professional fees, employee severance costs and retention bonuses totaling $1.5 million during the third quarter of 1998. These costs are included in Special and Restructuring Charges in the condensed consolidated statement of operations. It is anticipated that we will incur additional severance and other incremental costs for the remainder of 1998 and during 1999.

   Management has met with certain holders (the "Note Holders"), of the Company's Convertible Notes, who have formed a committee comprised of the three largest Note Holders, holding in excess of $100 million of the aggregate $175 million of Convertible Notes issued in October 1997, to discuss possible restructuring. There can be no assurance that the Company and the Note Holders will be able to reach agreement on the terms of restructuring. Our cash position at September 30, 1998 was $76.8 million, which we believe will be sufficient to satisfy our cash requirements for at least the next twelve months. However, if the plaintiffs prevail in the Note Holders' and Shareholders' suits described in
Part II Item 1 - Legal Proceedings, the outcome could have a material adverse effect on the Company's financial position, results of operations and cash flows. Capital to meet these potential cash flow demands may not be available to the Company when required.

Year 2000 Compliance

     The year 2000 ("Y2K") problem stems from computer programs written in a way that differentiates calendar years by utilizing two rather than four digits. As a result, many information systems may be unable to properly recognize and process date sensitive information beyond December 31, 1999. The Company is addressing the Y2K situation by establishing processes for evaluating and managing the risks associated with this issue.

     The Company is currently replacing or upgrading its computer systems to make them Y2K compliant, and expects to have remediation completed by the first quarter of 1999 for all significant computer systems. Testing is expected to continue throughout 1999. The new information systems are estimated to cost approximately $3.0 million, a substantial portion of which will be capitalized. Spending for the Y2K project is not expected to have a material impact on the Company's results of operations or cash flows. Although the Company does not currently have a complete contingency plan for Y2K compliance, it intends to develop one during fiscal year 1999.

     While the Company believes all necessary work will be completed in a timely basis, there can be no guarantee that all systems will be fully compliant by December 31, 1999. Estimated time and costs may vary, particularly where external systems of other companies and government agencies on which the Company relies must be converted in a timely manner.

     The Company is in the process of evaluating the Y2K readiness of all internally engineered systems and all types of purchased hardware and software systems used within the enterprise and is obtaining, where feasible, contractual warranties from system vendors that their products (i) are or will be Y2K compliant by December 31, 1999, or (ii) will be replaced or updated by a product with similar or improved functional characteristics that are compliant. The Company requires Y2K contractual warranties from all vendors of new software and hardware. In addition, the Company is testing newly purchased significant hardware and software systems in an effort to ensure their Y2K compliance.

     The Company has entered formal communications with most of its suppliers, banks and other business partners or vendors seeking assurances they will be Y2K compliant. Although no method exists for achieving certainty that any significant business partners will function without disruption after December 31, 1999, the Company's goal is to obtain as much detailed information as possible about its significant partners' Y2K plans. This process should assist in identifying those companies that potentially pose a significant risk of failure to perform their obligations to the Company as a result of the Y2K problem. The Company is planning, where appropriate, to review such significant partners throughout 1999 to confirm their level of preparedness for 2000, and to make adjustments where necessary to avoid utilization of those partners who present an unacceptable level of risk.

     The Company currently is not dependent on a single source for any of its products or services. In the event a significant supplier, bank or other business partner or vendor were unable to provide services to the Company due to a Y2K failure, the Company believes it would have adequate alternate sources for such products or services. There can be no guarantee, however, that similar or identical products or services would be available on the same terms and conditions or that the Company would not experience some adverse effects as a result of switching to such alternate sources.

     Like most business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its business partners. A large-scale Y2K program failure could impair the Company's ability to timely deliver food service or administer its accounts payable or receivable functions, resulting in potential lost sales opportunities and additional expenses. The Company's Y2K program seeks to identify and minimize this risk and includes testing of its internally engineered systems and purchased hardware and software, to ensure, to the extent feasible, all such systems will be Y2K compliant. The Company is continually refining its understanding of the risk the Y2K situation poses to its significant business partners based upon information obtained through surveys and interviews. The refinement will continue throughout 1998 and 1999.

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

    Between December 15, 1997 and March 25, 1998, 13 purported class action lawsuits were filed in the United States District Court for the District of Connecticut against the Company and certain of its officers and/or directors (the "Shareholder Litigation"). The complaints assert various claims against the Company, including claims alleging violations of Sections 10(b), and 20(a) of the Securities Exchange Act of 1934 and/or violations of Sections 11, 12(2), and 15 of the Securities Act of 1933 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. On February 13, 1998, the plaintiffs in the actions filed a Motion for Consolidation and for Appointment as Lead Plaintiffs and for Approval of A Selection of Lead Counsel (the "Motion"). On March 25, 1998, the Motion was granted. Lead Plaintiffs filed a Consolidated Amended Complaint on May 14, 1998. On June 29, 1998, the Company and certain of the individual defendants moved to dismiss the claim asserted under Section 11 of the Securities Act of 1933. The other individual defendants moved to dismiss the complaint in its entirety. On October 22, 1998, the Court granted the motion to dismiss the entire complaint as to certain individual defendants and denied the Company's motion to dismiss the claim asserted under
Section 11 of the Securities Act of 1933.

   On or about January 30, 1998, the Company and certain other individuals were named as defendants in an action arising out of the issuance and sale in October 1997 of $175 million in the aggregate principal amount of the Company's Convertible Notes (the "Bondholder Litigation"). The plaintiffs allegedly purchased the Convertible Notes in the aggregate principal amount of $7.5 million. The Amended Complaint filed on or about April 22, 1998 in the United States District Court for the Southern District of New York, alleges, among other things, that the Offering Memorandum prepared by the Company in connection with the offering contained materially false information. The complaint asserts various claims against the Company, including claims alleging violations of Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. The relief sought by plaintiffs includes compensatory damages of $1.5 million plus interest, punitive damages of $0.5 million, costs and disbursements, and attorneys' fees. On July 10, 1998, Plaintiffs filed a Second Amended Complaint. On July 29, 1998, the Company moved to dismiss the Section 10(b), fraud and negligent misrepresentation, counts of the complaint. The other individual defendants moved to dismiss the complaint in its entirety. On August 7, 1998, the Judicial Panel on Multidistrict Litigation ordered that the Bondholder Litigation matter be transferred to the District of Connecticut and, with the consent of that court, be assigned to the judge presiding over the Shareholder Litigation for coordinated or consolidated pretrial proceedings with the Shareholder Litigation. On October 22, 1998, the Court in the District of Connecticut dismissed the negligent misrepresentation count of the Complaint, and otherwise denied the defendants' motions to dismiss the Complaint. If the plaintiffs prevail in the Shareholder Litigation and/or Bondholder Litigation, the results of such an outcome could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Capital to meet these potential obligations from sources such as selling assets, curtailing expansion or proceeds from debt or equity sources may not be available to the Company when required. (See Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources)

   On February 19, 1998, the Securities and Exchange Commission issued a formal order of investigation into the events relating to the December 12 and 15, 1997 announcements as described in the Company's Form 10-K for the fiscal year ended December 31, 1997.

   The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows.


Item 5.  Other Information

Recent Developments

   Effective as of September 3, 1998, the Company retained BT Alex. Brown Incorporated ("BT Alex. Brown") as financial advisor to provide the Company with restructuring advice. The Company committed to pay BT Alex. Brown an advisory fee of $75,000 per month (the "Advisory Fees") for up to eight (8) months. Upon completion of the restructuring BT Alex. Brown would be entitled to a success fee of $1.3 million less the aggregate Advisory Fees received.

   Effective as of September 30, 1998, Catherine B. James resigned as director, Executive Vice President, Chief Financial Officer and Treasurer of the Company. Pursuant to a letter agreement dated September 15, 1998, the Company paid Ms. James $270,000 in exchange for a release of the Company. In addition, the Company agreed to indemnify Ms. James, and to advance expenses, to the fullest extent permitted under Section 145 of the Delaware General Corporation Law.

     Effective as of September 30, 1998, Richard L. Hall was elected Senior Vice President, Chief Accounting Officer and Treasurer of the Company. Mr. Hall was executive vice president and chief financial officer of Hardee's Food Systems, Inc. prior to joining the Company.

     Effective as of October 26, 1998, Thomas P. Smith was named to the newly created position of Senior Vice President - Sales and Marketing for the Company. Mr. Smith will be responsible for new business development for all Company market segments. Mr. Smith served in senior sales capacities at Restaura, Inc., Daka Inc. and Canteen Corporation prior to joining the Company.

Item 6.  Exhibits and Reports on Form 8-K

A)  Exhibits


   10.19 Letter Agreement dated as of September 15, 1998 between the Company and Catherine B. James.

   27    Financial Data Schedule


B)       Reports on Form 8-K:

    1. On July 8, 1998, the Company reported on Form 8-K under Item 5, Other Events, that its Common Stock would no longer be traded on the Nasdaq National Market. The Company informed Nasdaq that it did not expect to meet the conditions for continued listing on the Nasdaq National Market. The decision to discontinue further appeals to Nasdaq was motivated by management's desire to focus its efforts on implementing the already developed turnaround and business plan to restructure the Company's business and financial affairs. Since July 9, 1998, the Common Stock has been traded on the OTC Bulletin Board.


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


Fine Host Corporation


By /s/ Richard L. Hall
   -------------------
Richard L. Hall
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)


Date:  November 16, 1998

                                  EXHIBIT INDEX



   Exhibit No.                     Description

   10.19 Letter Agreement dated as of September 15, 1998 between the Company and Catherine B. James.

   27    Financial Data Schedule