Form 10-K
period 1998-12-30
FINE HOST CORP
filed 1999-03-30
CIK 1011584

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   For the fiscal year ended December 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
       For the transition period from to Commission file number: 000-28590

                              Fine Host Corporation
             (Exact name of Registrant as specified in its charter)

       Delaware                                             06-1156070
       (State or other jurisdiction of                      I.R.S. Employer
       incorporation or organization)                       Identification No.)

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

                     Common Stock, $0.01 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes             No               Not applicable.

         At March 19, 1999, the aggregate market value of shares of the Registrant's Common Stock, $0.01 par value (based upon the closing price of $0.21 per share of such stock on the OTC Bulletin Board) held by non-affiliates of the Registrant was approximately $1,889,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         The number of shares outstanding of each of the Registrant's classes of common stock, as of March 19, 1999 is as follows:

         Title                                               Outstanding
         -----                                               -----------
         Common Stock, $0.01 Par Value                        9,047,970

                              FINE HOST CORPORATION
                         TABLE OF CONTENTS TO FORM 10-K

         Item Number                                                   Page
         -----------                                                   ----
PART I

         ITEM 1 - BUSINESS                                               1
         ITEM 2 - PROPERTIES                                             6
         ITEM 3 - LEGAL PROCEEDINGS                                      7
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS                                    9
PART II

         ITEM 5 - MARKET FOR THE COMPANY'S EQUITY AND RELATED
                     STOCKHOLDER MATTERS                                 10
         ITEM 6 - SELECTED FINANCIAL DATA                                11
         ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION                  12
         ITEM 7A - QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK                                         19
         ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            19
         ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE                 19
PART III

         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY       20
         ITEM 11 - EXECUTIVE COMPENSATION                                22
         ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT                                     26
         ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        28


PART IV

         ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                     ON FORM 8-K                                         F-1

PART I
------
ITEM 1 - BUSINESS
-----------------
General

     Fine Host Corporation (the "Company") is a contract food service management company, providing food and beverage concession, catering and other ancillary services at approximately 900 facilities located in 43 states, primarily through multi-year contracts. The Company targets three distinct markets within the contract food service industry: the recreation and leisure market (arenas, stadiums, amphitheaters, civic centers, other recreational facilities and convention centers); the education and business restaurants market (colleges, universities, elementary and secondary schools, corporate cafeterias, office complexes and manufacturing plants); and the healthcare and corrections market (long-term care facilities, hospitals, prisons and jails). The Company is the exclusive provider of food and beverage services at substantially all of the facilities it serves. The Company is a Delaware corporation, formed in November 1985, and its principal executive offices are located at 3 Greenwich Office Park, Greenwich, Connecticut 06831. Its telephone number is (203) 629-4320.

Recent Developments

     On January 7, 1999 the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's chapter 11 case was precipitated by the discovery of certain accounting irregularities in December, 1997. As a result of these accounting irregularities, on February 6, 1998, the Company announced that it was restating its financial statements for fiscal years 1994 through 1996, and for the nine months ended September 24, 1997
(collectively, the "Restatement"). In connection with the discovery of the accounting irregularities, certain officers and directors of the Company were immediately terminated. In addition, a special committee of the Company's Board of Directors retained the law firm of Schulte, Roth & Zabel LLP to conduct an investigation in order to determine the nature and extent of the accounting irregularities and to identify the persons who were responsible for the improper activity. This investigation resulted in a comprehensive report prepared by Schulte Roth & Zabel LLP. All of the Company's officers, directors and employees in any way implicated in the accounting irregularities were terminated or resigned well prior to the commencement of the Company's chapter 11 case. Between December 15, 1997 and March 20, 1998, various lawsuits were instituted against the Company seeking rescission and damages arising from the purchase and sale of the Company's 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") and common stock ("Common Stock"). Commencing in May, 1998, the Company initiated a dialogue with an ad hoc committee (the "Ad Hoc Committee") of holders of the Convertible Notes for the purpose of formulating a restructuring of the Convertible Notes and resolving the pending litigation. After extensive negotiations, the Company and the Ad Hoc Committee agreed to a financial restructuring which is embodied in the proposed plan of reorganization (the "Reorganization Plan") and accompanying disclosure statement (the "Disclosure Statement"). By order dated January 7, 1999, the Bankruptcy Court fixed February 25, 1999 as the date and time for the hearing to consider the adequacy of the Disclosure Statement. On February 19, 1999, the Company filed an amended Disclosure Statement (the "Amended Disclosure Statement"). As a result of the modifications set forth in the Amended Disclosure Statement, the Bankruptcy Court continued the hearing to consider the adequacy of the Disclosure Statement until March 17, 1999. On March 17, 1999, the Bankruptcy Court stated that it would approve the Amended Disclosure Statement subject to certain modifications which now have been incorporated therein . As a result, the Amended Disclosure Statement and ballots to vote to accept or reject the Reorganization Plan are expected to be mailed on April 5, 1999. The deadline for returning the completed ballots is expected to be May 7, 1999. The hearing to consider confirmation of the Reorganization Plan is scheduled for May 18, 1999.

     Pursuant to the Reorganization Plan (i) all of the Company's outstanding Convertible Notes in the aggregate principal amount of $175 million will be exchanged for approximately $45 million in cash and approximately 96% of the outstanding new common stock of the reorganized Company (the "New Common Stock"); (ii) holders of general unsecured claims will be paid in full; (iii) all holders of rescission and damage claims against the Company relating to the

Convertible Notes (including all such claims asserted in pending litigation) (the "Debenture Rescission Claims") will receive in satisfaction of their claims a ratable share of an interest in a litigation trust, 3% of the New Common Stock and warrants to purchase 750,000 shares of New Common Stock; and (iv) all holders of rescission and damage claims against the Company relating to the Common Stock (including all such claims asserted in pending litigation) (the "Statutorily Subordinated Claims") and all holders of Common Stock will receive in satisfaction of their claims and equity interests a ratable share of an interest in the litigation trust, 1% of the New Common Stock and warrants to purchase 250,000 shares of New Common Stock. No distribution, however, will be made under the Reorganization Plan to holders of Debenture Rescission Claims unless the class of Convertible Notes under the Reorganization Plan accepts the Reorganization Plan. Additionally, no distribution will be made under the Reorganization Plan to holders of Statutorily Subordinated Claims and Common Stock unless all other classes under the Reorganization Plan accept or are deemed to accept the Reorganization Plan. Pursuant to the Reorganization Plan, all Common Stock and all options (and existing plans providing for the issuance of options) relating thereto will be cancelled. Implementation of the Reorganization Plan is subject to confirmation thereof in accordance with the provisions of the Bankruptcy Code.

     On December 14, 1998, the Company's Board of Directors appointed William D. Forrest as President and Chief Operating Officer and Gerald P. Buccino as Chairman of the Board. Mr. Forrest, who had been actively involved with the Company as part of Buccino & Associates Inc. ("Buccino & Associates"), which had been retained on December 16, 1997 as the Company's crisis management firm, assumed the position of Chief Executive Officer on January 1, 1999 when Mr. Buccino's term as Chief Executive Officer expired in accordance with his March 1, 1998 Employment Agreement. Effective January 1, 1999, Mr. Forrest was elected as a Director of the Company to fill the vacancy created by the resignation of Catherine B. James.

     Mr. Forrest and the Company entered into an employment agreement dated as of December 14, 1998. Pursuant to the employment agreement, Mr. Forrest will serve the Company as President and Chief Executive Officer until the earlier of
(i) the effective date of the confirmation of the Company's Reorganization Plan "Effective Date") or (ii) December 14, 1999. In addition to a $60,000 signing bonus received in December, Mr. Forrest will be paid $400,000 per annum and a bonus of (i) $300,000 if the Effective Date occurs on or before May 5, 1999; or
(ii) $200,000 if the Effective Date occurs after May 5, 1999, but on or before June 5, 1999; or (iii) $150,000 if the Effective Date occurs after June 5, 1999, but prior to January, 2000.

     Pursuant to a Settlement Agreement dated as of December 14, 1998 by and among Mr. Buccino, Buccino & Associates and the Company, the Company paid the Buccino parties $400,000 and has committed to pay an additional $100,000 as a success fee within five business days of the Effective Date.

     Effective January 15, 1999, Randall K. Ziegler resigned as Executive Vice President and Director of the Company. Pursuant to a Separation and Consulting Agreement, the Company retained Mr. Ziegler for a period of nine months at a fee of $13,750 per month and agreed to pay Mr. Ziegler an aggregate of $50,000 in bonuses provided that certain accounts are awarded to the Company with Mr. Ziegler's assistance. In addition, the Company agreed to pay Mr. Ziegler severance for an additional nine months in the amount of $13,750 per month in exchange for a release of the Company.

     Effective in December, 1998, Chris Verros was promoted to Group President - Recreation and Leisure of the Company. Mr. Verros was Senior Vice President Recreation and Leisure, North prior to assuming responsibility for all of the Company's Recreation and Leisure accounts as Group President.


Services and Operations

     The Company provides a wide array of food services, ranging from food and beverage concessions, such as hot dogs, sandwiches, soda and beer, to sophisticated catering and fine dining in a formal setting. At its convention center locations, the Company routinely serves banquets attended by thousands of persons.

     The Company is the exclusive provider of food and beverages at substantially all of the facilities it serves and is responsible for hiring, training and supervising substantially all of the food service personnel and ordering, receiving, preparing and serving substantially all of the items of food and beverage sold. At facilities serviced by the Company, the Company's client is responsible for attracting patrons on an event-specific basis at recreation and leisure facilities and convention centers and on a continuing basis at education and corporate dining facilities. As a result, the Company does not incur the expense of marketing to the broader public, and is able to focus on operations, client satisfaction, account retention and new account development.
                                      2

Clients

     The Company provides contract food services principally to recreation and leisure facilities, education and corporate dining facilities, healthcare facilities and corrections facilities. As of December 30, 1998, the Company provided contract food service management at approximately 900 facilities.

     Recreation and Leisure Facilities. The Company offers food and beverage concession and catering services to arenas, stadiums, amphitheaters, civic centers and other recreational facilities. These facilities typically select a food service provider on the basis of its ability to generate increased volume from concession sales while maintaining high quality and attendee satisfaction. As of December 30, 1998, the Company provided services to facilities hosting 6 minor league baseball teams and 7 minor league hockey teams. Major league recreation and leisure facilities served by the Company presently include Pro Player Stadium in Miami, Florida (home of the Miami Dolphins and Florida Marlins) and Sun Devil Stadium in Tempe, Arizona (home of the Arizona Cardinals and the Arizona State University Sun Devils). Commencing in the fall of 1998, the Company began providing full service concession operations at Raymond James Stadium in Tampa, Florida, home of the Tampa Bay Buccaneers and at PSI Net Stadium in Baltimore, Maryland, home of the Baltimore Ravens.

     Food service offered in convention centers consists primarily of large scale catering and banquet functions held in the facility's ballroom and banquet halls, catering and concession services to functions held in meeting rooms, and concession services offered to convention and trade show attendees. Major convention center clients include the Austin Convention Center in Austin, Texas; the D. L. Lawrence Convention Center in Pittsburgh, Pennsylvania; the Oregon Convention Center in Portland, Oregon; and the Midwest Express Center in Milwaukee, Wisconsin.

     Education and Business Restaurants. The Company provides food and beverage concession and catering services to student cafeterias, food courts, snack bars and clubs at colleges, universities and elementary and secondary schools. College student dining habits have changed dramatically in recent years, with students tending to eat smaller meals throughout the day and evening, often paying with debit cards in lieu of cash or traditional board plans. In response to these changes, the Company now offers increased quality and choices among food and beverage items at educational facilities, including recognized brand name foods served in educational facilities by the Company's employees. The Company has contractual arrangements with quick serve restaurant concepts such as Subway Corporation, Pizza Hut, Inc. and Taco Bell Corp. to offer their products at various dining locations at educational institutions. The Company presently provides dining services to students at colleges and universities including Alfred University in Alfred, New York; Boise State University in Boise, Idaho; Morris Brown College in Atlanta, Georgia; Mt. Hood Community College in Gresham, Oregon; and Xavier University in New Orleans, Louisiana. The Company also provides food services to secondary schools such as the following school districts: Newark, New Jersey; Bonneville, Idaho; and Marana, Arizona.

     The Company provides food and beverage services to corporate dining rooms and cafeterias, office complexes and manufacturing plants. The Company serves a diversified mix of large corporate clients, focusing on more upscale office dining. Clients include facilities of Carnival Cruise Lines, Burger King and Becton Dickinson and Company.

     Healthcare and Corrections. The Company provides food, beverage and catering services to hospitals, nursing homes and retirement communities. A registered dietitian provides guidance in meeting the diverse nutritional needs at these facilities. The Company provides menu planning, recipe development, diet instructions and nutritional care planning as part of its healthcare food service operations. Healthcare clients include Allina Health System, Benedictine Health Dimensions, Ebenezer Social Ministries and the State of South Dakota.

     The Company provides food and beverage services to prisons, jails and residential facilities. These facilities range from minimum security correctional facilities to maximum security state penitentiaries. They also include children's homes, juvenile detention centers and other residential corrections facilities. Many of these facilities are accredited by the American Correctional Association. The Company provides food and beverage services at corrections facilities for the State of Minnesota, the State of South Dakota and Corrections Corporation of America, as well as numerous county jails.

Contracts

     The Company generally enters into one of the following types of contracts: profit and loss contracts ("P&L"), profit sharing contracts and, to a lesser extent, management fee contracts.

     Under P&Ls, the Company receives substantially all of the revenues and bears all the expenses of the operation. These expenses include rent paid to the client, typically calculated as a fixed percentage of various categories of sales. While the Company often benefits from greater upside potential with a P&L contract, it is responsible for the costs of running the food service operation and consequently bears greater risk than with a management fee or profit sharing contract. Under profit sharing contracts, the Company typically receives a percentage of profits earned at the facility plus a fixed fee or percentage of sales as an administrative fee. Revenues derived under a limited number of management fee contracts are based upon a fixed minimum fee. The Company is reimbursed for substantially all of its on-site expenses incurred in providing food and beverage services under all management fee contracts. A number of the Company's management fee contracts provide for an additional incentive fee based on a percentage of sales over a base threshold level.

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

     The length of contracts varies depending on the type of facility, type of contract and financial investment. Contracts for Recreation and Leisure facilities typically include the largest capital investment by the Company and generally have a term of three to ten years. Contracts for convention centers generally have a term of three to five years. Education market contracts generally have a term of one to five years. Business restaurant accounts, which generally require the smallest capital investment by the Company, typically have a shorter term than those in the recreation and leisure, convention center and education areas, and generally contain a provision allowing either party to terminate for convenience after a short notice period, typically ranging from 30 to 90 days. The Company's remaining contracts, including healthcare and corrections accounts, generally have a fixed term and in any fiscal year a number of these contracts either expire or come up for renewal.

     Certain municipalities and governmental authorities require that a certain percentage of food service contract bids be from minority-owned and/or women-owned businesses ("MBEs" and "WBEs," respectively). The Company has entered into joint ventures with four MBEs/WBEs to operate facilities located in Orlando, Florida; Portland, Oregon; Fort Worth, Texas; and Milwaukee, Wisconsin. It is likely that the Company will be required to partner with additional MBEs/WBEs in the future as a precondition to winning certain municipal and governmental authority facility food service contracts.

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

Employees

     As of December 30, 1998, the Company had approximately 3,250 full-time employees and 11,000 employees hired on a part-time or on an event-by-event basis. The number of part-time employees varies significantly from time to time. The Company believes that its future success will depend in large part upon the continued service of its senior management personnel and upon the Company's continuing ability to attract and retain highly qualified managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial personnel or that it will be able to attract and retain additional managerial personnel in the future. Approximately 5% of the Company's total employees (including full and part-time) are covered by collective bargaining agreements. The Company has not experienced any work stoppage and considers its relations with its employees to be satisfactory. The Company has hired and expects to continue to need to hire a large number of qualified, temporary workers at particular events.

Government Regulation

     The Company's business is subject to various governmental regulations incidental to its operations, such as environmental, employment and health and safety regulations. Since it serves alcoholic beverages at many convention centers and recreation and leisure facilities, the Company also holds liquor licenses incidental to its contract food service business and is subject to the liquor license requirements of the states in which it holds a liquor license. As of December 30, 1998, the Company and its affiliates held liquor licenses in 23 states. While the application procedures and requirements for a liquor license vary by state, the Company has received an alcoholic beverage license with respect to every application it has submitted, and has never had an alcoholic beverage license revoked or suspended.

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

     The Company is subject to "dram-shop" statutes in the states in which facilities are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment, which wrongfully served alcoholic beverages to the intoxicated individual. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, which it believes is adequate. While the Company maintains such insurance, there can be no assurance that such insurance will be adequate to cover any potential liability or that such insurance will continue to be available on commercially acceptable terms.

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


ITEM 2 - PROPERTIES
-------------------

     The following is a summary by operating segment of the principal physical properties occupied by the Company:

                                      Approximate
         Location                     Square Feet  Occupancy
         --------                     -----------  ---------
         Education and Business
            Restaurants:
         ----------------------
         Freeville, NY                  18,000     Lease expiring December 2004
         Miami, FL                       3,800     Lease expiring October 1999
         Rochester, NY                   6,000     Lease expiring May 2003
         Ronkonkoma, NY                  5,300     Lease expiring July 1999
         Vestal, NY                     22,000     Lease expiring  August 1999

         Health and Corrections:
         ----------------------
         Roseville, MN                  15,300     Leases expiring August 1999
                                                      and August 2000
         All Other:
         ---------
         Greenwich, CT                  25,200     Leases expiring June 2004
            (Corporate headquarters)                  and August 2008
         Raleigh, NC                     4,900     Lease expiring November 2002
         Tempe, AZ                       1,400     Lease expiring December 1999


     The Company believes that if it were unable to renew the lease on any of these facilities, other suitable facilities would be available to meet the Company's needs.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------
     In January 1996, the Company was served with a complaint naming it as one of five defendants in a lawsuit brought by multiple plaintiffs in the New York State Supreme Court alleging damages arising out of the Woodstock II Festival held in August 1994 in Saugerties, New York. The promoter of the festival is also a defendant. According to the complaint, the plaintiffs were hired by the Company (which had a concession agreement with the promoter of the festival) as subcontractors of food, beverage and/or merchandise. In their complaint, which seeks approximately $5.9 million in damages, the plaintiffs allege damages arising primarily from the failure to provide adequate security and prevent festival attendees from bringing food and beverages into the festival. The Company and the promoter have made cross-demands for indemnification against each other under applicable provisions of their concession agreement. On April 4, 1996, the other defendants named in the suit answered the complaint and asserted cross-claims for contribution and indemnification against the Company. Thereafter, the Company answered the complaint and asserted a cross-claim for indemnification against the promoter and a cross-claim for contribution against all of its codefendants.

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

     The foregoing legal proceedings have been stayed as a consequence of the commencement of the Company's Chapter 11 case. The Company does not believe that any liabilities relating to the foregoing legal proceedings are likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows.

     Between December 15, 1997 and March 25, 1998, 13 purported class action lawsuits were filed in the United States District Court for the District of Connecticut (the "Court") against the Company and certain of its officers and/or directors (the "Shareholder Litigation"). The complaints assert various claims against the Company, including claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and/or violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. On February 13, 1998, the plaintiffs in the actions filed a Motion for Consolidation and for Appointment as Lead Plaintiffs and for Approval of A Selection of Lead Counsel (the "Motion"). On March 25, 1998, the Motion was granted. Lead Plaintiffs filed a Consolidated Amended Complaint on May 14, 1998. On June 29, 1998, the Company and certain of the individual defendants moved to dismiss the claim asserted under Section 11 of the Securities Act of 1933. The other individual defendants moved to dismiss the complaint in its entirety. On October 22, 1998, the Court granted the motion to dismiss the entire complaint as to certain individual defendants and denied the Company's motion to dismiss the claim asserted under
Section 11 of the Securities Act of 1933. On December 9, 1998, the plaintiffs amended the complaint to add Deloitte & Touche LLP as a defendant. On March 10, 1999, the plaintiffs further amended the complaint to add William R. Berkley, former director and Chairman of the Board of the Company, Joshua A. Polan, former director of the Company, NationsBank Montgomery Securities and CIBC Oppenheimer defendants. The Company has not yet answered the complaint as so amended and, by reason of the automatic stay provided by Section 362 of the Bankruptcy Code, the foregoing litigation is stayed against the Company, and all claims asserted therein will be addressed in the context of the Company's Chapter 11 case.

     On or about January 30, 1998, the Company and certain other individuals were named as defendants in an action arising out of the issuance and sale in October 1997 of $175 million in the aggregate principal amount of the Company's 5% Convertible Notes (the "Bondholder Litigation"). The plaintiffs allegedly purchased the Convertible Notes in the aggregate principal amount of $7.5 million. The Amended Complaint in the action, filed on or about April 22, 1998 in the United States District Court for the Southern District of New York, alleges, among other things, that the Offering Memorandum prepared by the Company in connection with the offering contained materially false information. The complaint asserts various claims against the Company, including claims alleging violations of Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. The relief sought by the plaintiffs includes compensatory damages of $1.5 million plus interest, punitive damages of $0.5 million, costs and disbursements, and attorneys' fees. On July 10, 1998, the plaintiffs filed a Second Amended Complaint.

     On July 29, 1998, the Company moved to dismiss the Section 10(b) fraud and negligent misrepresentation counts of the Second Amended Complaint. The other individual defendants moved to dismiss the Second Amended Complaint in its entirety. On August 7, 1998, the Judicial Panel on Multidistrict Litigation ordered that the Bondholder Litigation be transferred to the District of Connecticut and, with the consent of that court, be assigned to the judge presiding over the Shareholder Litigation for coordinated or consolidated pretrial proceedings with the Shareholder Litigation. On October 22, 1998, the Court in the District of Connecticut dismissed the negligent misrepresentation count of the Second Amended Complaint, and otherwise denied the defendants' motions to dismiss the complaint. On November 30, 1998, the defendants answered the Second Amended Complaint. This action is also stayed as against the Company by reason of the automatic stay provided in Section 362 of the Bankruptcy Code. All claims asserted against the Company in the Bondholder Litigation will be addressed in the context of the Company's Chapter 11 case. (See Part II, Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

     On December 12, 1997, the Company issued a press release announcing that the Audit Committee of its Board of Directors (the "Audit Committee") had instructed the Company's auditors to conduct an inquiry into certain accounting practices, including the capitalization of certain expenses, and that the auditors advised the Audit Committee on December 12, 1997, based upon their preliminary inquiry, that certain expenses incurred during 1997 were incorrectly capitalized rather than expensed in the period in which they were incurred. The Company stated that it believed the amounts would be material and that earnings for each of the first three quarters of 1997 would need to be restated. On December 15, 1997, the Company issued a press release announcing that preliminary indications were that the accounting problems were not limited to the incorrect capitalization of the expenses, and that periods prior to 1997 would also need to be restated. The press release also stated that the outside directors of the Company's Board of Directors (the "Outside Directors") had terminated the employment of Richard E. Kerley, Chairman of the Board and Chief Executive Officer, and Nelson A. Barber, Senior Vice President and Treasurer. On February 19, 1998, the Securities and Exchange Commission issued a formal order of investigation into the events relating to the December 12 and 15, 1997 announcements relating to accounting irregularities.

     On January 7, 1999 the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's chapter 11 case was precipitated by the discovery of certain accounting irregularities in December, 1997. As a result of these accounting irregularities, on February 6, 1998, the Company announced that it was restating its financial statements for fiscal years 1994 through 1996, and for the nine months ended September 24, 1997
(collectively, the "Restatement"). In connection with the discovery of the accounting irregularities, certain officers and directors of the Company were immediately terminated. In addition, a special committee of the Company's Board of Directors retained the law firm of Schulte, Roth & Zabel LLP to conduct an investigation in order to determine the nature and extent of the accounting irregularities and to identify the persons who were responsible for the improper activity. This investigation resulted in a comprehensive report prepared by Schulte Roth & Zabel LLP. All of the Company's officers, directors and employees in any way implicated in the accounting irregularities were terminated or resigned well prior to the commencement of the Company's chapter 11 case. Between December 15, 1997 and March 20, 1998, various lawsuits were instituted against the Company seeking rescission and damages arising from the purchase and sale of the Company's 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") and common stock ("Common Stock"). Commencing in May, 1998, the Company initiated a dialogue with an ad hoc committee (the "Ad Hoc Committee") of holders of the Convertible Notes for the purpose of formulating a restructuring of the Convertible Notes and resolving the pending litigation. After extensive negotiations, the Company and the Ad Hoc Committee agreed to a financial restructuring which is embodied in the proposed plan of reorganization (the "Reorganization Plan") and accompanying disclosure statement (the "Disclosure Statement"). By order dated January 7, 1999, the Bankruptcy Court fixed February 25, 1999 as the date and time for the hearing to consider the adequacy of the Disclosure Statement. On February 19, 1999, the Company filed an amended Disclosure Statement (the "Amended Disclosure Statement"). As a result of the modifications set forth in the Amended Disclosure Statement, the Bankruptcy Court continued the hearing to consider the adequacy of the Disclosure Statement until March 17, 1999. On March 17, 1999, the Bankruptcy Court stated that it would approve the Amended Disclosure Statement subject to certain modifications which now have been incorporated therein . As a result, the Amended Disclosure Statement and ballots to vote to accept or reject the Reorganization Plan are expected to be mailed on April 5, 1999. The deadline for returning the completed ballots is expected to be May 7, 1999. The hearing to consider confirmation of the Reorganization Plan is scheduled for May 18, 1999.

     Pursuant to the Reorganization Plan (i) all of the Company's outstanding Convertible Notes in the aggregate principal amount of $175 million will be exchanged for approximately $45 million in cash and approximately 96% of the outstanding new common stock of the reorganized Company (the "New Common Stock"); (ii) holders of general unsecured claims will be paid in full; (iii) all holders of rescission and damage claims against the Company relating to the Convertible Notes (including all such claims asserted in pending litigation) (the "Debenture Rescission Claims") will receive in satisfaction of their claims a ratable share of an interest in a litigation trust, 3% of the New Common Stock and warrants to purchase 750,000 shares of New Common Stock; and (iv) all holders of rescission and damage claims against the Company relating to the Common Stock (including all such claims asserted in pending litigation) (the "Statutorily Subordinated Claims") and all holders of Common Stock will receive in satisfaction of their claims and equity interests a ratable share of an interest in the litigation trust, 1% of the New Common Stock and warrants to purchase 250,000 shares of New Common Stock. No distribution, however, will be made under the Reorganization Plan to holders of Debenture Rescission Claims unless the class of Convertible Notes under the Reorganization Plan accepts the Reorganization Plan. Additionally, no distribution will be made under the Reorganization Plan to holders of Statutorily Subordinated Claims and Common Stock unless all other classes under the Reorganization Plan accept or are deemed to accept the Reorganization Plan. Pursuant to the Reorganization Plan, all Common Stock and all options (and existing plans providing for the issuance of options) relating thereto will be cancelled. Implementation of the Reorganization Plan is subject to confirmation thereof in accordance with the provisions of the Bankruptcy Code.

     The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows. Each of such other proceedings has been stayed as against the Company by reason of the automatic stay provided in section 362 of the Bankruptcy Code.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     Not applicable.

PART II
-------

ITEM 5 -  MARKET  FOR THE  COMPANY'S  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
--------------------------------------------------------------------------------

Market Information

     The Common Stock was quoted on the NASDAQ National Market under the symbol "FINE" from the initial public offering on June 19, 1996 through July 8, 1998. Since July 9, 1998, the Common Stock has been traded on the OTC Bulletin Board under the same symbol.

     The following table sets forth the high and low sale prices of the Common Stock on the NASDAQ National Market or the OTC Bulletin Board, as applicable, for the periods indicated.

                                               High       Low
   Fiscal Year Ended December 30, 1998:        -----    -----
   First Quarter*                             $7.125    $2.56
   Second Quarter                              6.188     2.00
   Third Quarter                               2.344     0.72
   Fourth Quarter                              1.937     0.41

                                               High       Low
   Fiscal Year Ended December 31, 1997:        -----    -----
   First Quarter                              $28.50   $18.25
   Second Quarter                              33.00    22.75
   Third Quarter                               38.75    29.00
   Fourth Quarter*                             43.00     9.75

*The closing price on December 12, 1997, when NASDAQ suspended trading in shares of the Company's Common Stock, was $10.125. On March 3, 1998, NASDAQ lifted the trading halt.

Number of Stockholders

     As of March 19, 1999, there were approximately 127 holders of record of the Company's Common Stock.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and does not intend to declare any cash dividends on the Common Stock in the foreseeable future. Also, as discussed in Item 3 - Legal Proceedings, the Company has filed for protection under Chapter 11 of the Bankruptcy Code and accordingly will not be paying dividends on its Common Stock.




     ITEM 6 -    SELECTED FINANCIAL DATA
     -----------------------------------
                                                                         Fiscal Years (1)
------------------------------------------------------------------------------------------------------------------
                                                    1998       1997(2)        1996(2)         1995          1994

     Statement of Operations Data:
     Net sales                                    $327,121    $275,068       $144,400       $107,859      $104,068
     Gross profit                                   24,578      15,889         11,821          8,956         7,983
     (Loss) income from operations                 (32,266)    (27,508)        (3,683)        (1,585)           27
     Net loss                                     $(38,100)   $(23,821)      $ (4,441)       $(2,709)      $(1,213)
     Basic and diluted loss per share of
       Common Stock (3)                             $(4.21)     $(2.74)       $ (1.39)       $ (1.76)       $ (.71)
     Average number of shares of Common
       Stock outstanding                             9,052       8,683          4,137          2,048         2,048
     Selected Cash Flows Data:
     Net cash (used in) provided by
       operating activities                       $(27,515)   $(23,908)       $(7,655)         $(907)       $2,509
     Net cash used in investing activities         (12,036)    (58,071)       (18,117)        (4,246)       (8,985)
     Net cash (used in) provided by
       financing activities                         (2,993)    186,954         29,885          4,255         7,632
     Balance Sheet Data (at end of period):
     Working capital (deficit)                     $75,052    $103,662        $(3,753)       $(7,744)      $(5,533)
     Total assets                                  243,123     290,178         95,993         48,988        47,266
     Total debt                                    180,427     183,444         40,573         28,931        25,518
     Stockholders' equity                           27,364      65,464         28,544            907         3,016

     (1) The Company's fiscal year ends on the last Wednesday of December. The 1997 fiscal year was a 53 week period.

     (2) Significant acquisitions were made in these years.

     (3) Basic and diluted loss per share for fiscal years 1998 and 1997 is calculated based upon net loss, and for the fiscal years 1994 through 1996 it is calculated based upon the net loss/income less accretion to the redemption value of warrants issued in fiscal 1994. Accretion to redemption value of warrants was $1,300 ($0.31 per share), $900 ($0.44 per share) and $250 ($0.12 per share) for fiscal 1996, 1995 and 1994, respectively.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------

     From time to time the Company and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-K under this Item which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

     The words "anticipate," "believe," "estimate," expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to, the Company's emergence from bankruptcy proceedings; successful execution of internal performance plans; retention of key personnel; availability of labor; performance issues with key suppliers, subcontractors and business partners; legal proceedings; market acceptance risks; the effect of economic conditions; the impact of competition; Year 2000 compliance; legislative or regulatory actions; and contract retention and continuation and future contract awards. Should one or more of these risk or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, and estimated or expected.

     In accordance with the Litigation Reform Act, the Company is making investors aware that such "forward looking" statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to vary materially from those contained in the "forward-looking" statements. These factors are detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Overview

     The Company is a contract food service management company, providing food and beverage concession, catering and other ancillary services at approximately 900 facilities located in 43 states, primarily through multi-year contracts. The Company targets three distinct markets within the contract food service industry: the recreation and leisure market ("Recreation and Leisure"), serving arenas, stadiums, amphitheaters, civic centers, other recreational facilities and convention centers; the education and business restaurants market ("EBR"), serving colleges, universities, elementary and secondary schools, corporate cafeterias, office complexes and manufacturing plants; and the healthcare and corrections market ("Healthcare and Corrections"), serving long-term care facilities, hospitals, prisons and jails). The Company is the exclusive provider of food and beverage services at substantially all of the facilities it serves.

     A significant portion of the Company's growth to date has been derived from acquisitions. In the 1996 fiscal year, the Company acquired four companies. The Company acquired Sun West Services, Inc. ("Sun West"), serving the EBR and Healthcare and Corrections markets, in March 1996; Ideal Management Services, Inc. ("Ideal"), serving the EBR market, in July 1996; PCS Holding Corporation (formerly known as HCS Management Corporation) ("PCS"), serving the EBR market, in November 1996; and Republic Management Corp. of Massachusetts ("Republic"), serving the EBR market, in December 1996. In the 1997 fiscal year, the Company acquired five companies. Commencing in December 1996, the Company acquired Service Dynamics Corp. ("Service Dynamics"), serving the EBR market, for a purchase price of approximately $3.0 million. In January 1997, the Company acquired Serv-Rite Corporation ("Serv-Rite"), serving the EBR market, for a purchase price of approximately $8.0 million. In August 1997, the Company acquired Statewide Industrial Catering, Inc. ("Statewide"), serving the EBR market, for approximately $3.2 million, and Best, Inc. ("Best"), primarily serving the Healthcare and Corrections markets, for approximately $26.0 million. On October 3, 1997, the Company acquired Total Food Service Direction, Inc. ("Total"), serving the EBR market, for approximately $4.9 million. The purchase price for each of the foregoing acquisitions includes debt assumed by the Company as part of the acquisition.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of the Company's net sales:

                                                           Fiscal Years
                                                      ----------------------
                                                      1998     1997     1996
                                                      ----     ----     ----
     Net sales                                       100.0%   100.0%   100.0%
     Cost of sales                                    92.5     94.2     91.8
                                                     -----    -----    -----
     Gross profit                                      7.5      5.8      8.2
     General and administrative expenses              10.4     11.9     10.7
     Special and restructuring charges                 3.6      1.4       -
     Provision for asset impairment and disposal       3.4      2.5       -
                                                     -----    -----    -----
     Loss from operations                             (9.9)   (10.0)    (2.5)
     Interest expense, net                             1.6      1.1      1.8
                                                     -----    -----    -----
     Loss before income taxes                        (11.5)   (11.1)    (4.3)
     Income tax expense (benefit)                      0.2     (2.5)    (1.3)
                                                     -----    -----    -----
     Net loss (before warrant accretion in 1996)     (11.7)%   (8.6)%   (3.0)%
                                                     =====    =====    =====


     Net sales attributable to the Company's principal operating segments, expressed in dollars (in thousands) and as a percentage of total net sales were:

                                                             Fiscal Years
                                           -----------------------------------------------
                                             1998             1997            1996
                                             ----             ----            ----

     Recreation and Leisure              $ 119,722  36.6%  $ 117,323  42.7% $ 98,836  68.5%
     Education and Business Restaurants    147,381  45.0     129,865  47.1    40,193  27.8
     Healthcare and Corrections             56,141  17.2      23,302   8.5     4,874   3.4
     Other                                   3,877   1.2       4,578   1.7       497   0.3
                                           ------- -----     ------- -----   ------- -----
     Total                               $ 327,121 100.0%  $ 275,068 100.0% $144,400 100.0%
                                           ======= =====     ======= =====   ======= =====

Fiscal 1998 Compared to Fiscal 1997

     Net Sales. The Company's net sales increased to $327.1 million in fiscal 1998 from $275.1 million in fiscal 1997. Net sales increased in fiscal 1998 in all market areas. Recreation and Leisure net sales increased $2.4 million or 2.0%. The increase in Recreation and Leisure net sales is attributable to new contracts with the Tampa Bay Buccaneers and the Baltimore Ravens. These increases were offset by lower attendance at Pro Player Stadium, which hosted the Divisional Playoffs, League Championship Series and World Series in 1997 and from the expiration of the Company's contract with the Orange County Convention Center in Orlando, Florida. Net sales in EBR increased $17.5 million or 13.5%. Net sales increased by $26 million relating to the timing of the acquisition of Total, Best, and Statewide in 1997 as well as from new business. This increase was offset by the sale of some Business Restaurants contracts at Northwest Food Service, Inc., Republic, and Creative Food Management, Inc. subsidiaries, as well as the Company's decision to exit the hospital gift shop market. The $32.8 million growth in net sales in Healthcare and Corrections, is directly related to the August 1997 acquisition of Best, which added approximately 50 and 70 contracts to these market areas, respectively. (See Note 6 to the Consolidated Financial Statements).

     Gross Profit. Gross profit as a percentage of net sales increased to 7.5% in fiscal 1998 from 5.8% in fiscal 1997. Gross profit increased in all three of the Company's business segments. Recreation and Leisure benefited from higher margins at many of its units through improved management of other operating expenses. EBR benefited from exiting unprofitable businesses. Corrections and Healthcare improved its margins through purchasing efficiencies.

     General and Administrative Expenses. General and administrative expenses increased to $33.9 million (or 10.4% of net sales) in fiscal 1998 from $32.8 million (or 11.9% of net sales) in fiscal 1997. The acquisition of Best and Total added $4.9 million which was offset by a $1.5 million reduction in expenses from sold and closed units from 1997 to 1998. Although the Company incurred certain additional expenses consolidating the accounting operations at acquired companies, productivity initiatives and expense controls reduced general and administrative expenses by another $2.3 million.

     Special and Restructuring Charges. In connection with the Restatement, the Company incurred costs of $7.6 million in 1998, of which $7.0 million related to legal, accounting, financial advisors and management consulting fees and severance payments. The additional $0.6 million was attributable to the cost of rescinding a 10 year lease that was signed in October 1997 for the relocation of the Company's corporate headquarters. Restructuring charges totaled $4.1 million, primarily representing professional fees, employee severance and retention bonuses related to the implementation of the Reorganization Plan. The Company incurred costs of approximately $3.8 million (or 1.4% of net sales) in 1997 to cover the write-off of $2.2 million of deferred debt costs in connection with the Company's then-existing credit facility and approximately $1.6 million for the costs of legal, accounting and management consulting fees.

     Loss on Asset Impairment and Disposal. During 1998, the Company completed the disposition of certain EBR and Recreation and Leisure contracts. The loss on the disposition of the assets related to these contracts, which included inventory, real property, fixtures and equipment and allocated goodwill and contract rights, totaled $5.7 million. In addition, the Company recorded an impairment loss of $5.5 million primarily relating to a write off of tangible and intangible assets on contracts in 1998. The prior year provision pertained to the write down of contract loans related to a Recreation and Leisure contract and an EBR contract. The Company recorded charges of $6.8 million in 1997 to reflect the loss on sale of assets and the write down to fair value of certain long-lived assets, held for sale and in use. The assets written down included excess of cost over net assets acquired, contract rights and fixtures and equipment. These assets were primarily in the EBR segment.

     Operating Loss. The operating loss increased $4.8 million to $32.3 million in fiscal 1998. Excluding the Special and Restructuring Charges and Loss on Asset Impairment and Disposal, the 1998 operating loss was $9.4 million versus $17.0 million in 1997 and is primarily due to an increase in gross profit, offset slightly by an increase in general and administrative expenses as discussed above.

     Interest Expense, Net. The Company has invested the remaining proceeds from the issuance in October 1997 of the Convertible Notes, which has generated interest income that partially offset the interest expense on the Convertible Notes, resulting in an increase in net interest expense of $1.9 million in fiscal 1998 as compared to fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

     Net Sales. The Company's net sales approximately doubled to $275.1 million in fiscal 1997 from $144.4 million in fiscal 1996. Net sales increased in fiscal 1997 in all market areas. Recreation and Leisure net sales increased $18.5 million or 18.7%. The increase in Recreation and Leisure net sales is attributable to: increased sales of $15.5 million from existing accounts, including $6.2 million related to Pro Player Stadium in Miami, Florida, which hosted the 1997 Divisional Playoffs, League Championship Series and World Series, and a $4.7 million increase from the contract with the Orange County Convention Center in Orlando, Florida which nearly tripled its facility size in 1997; and net sales of $5.8 million from ten new contracts, including the University of Georgia in Athens which contributed $1.1 million and $3.1 million from the Tulsa Exposition Center in Tulsa, Oklahoma. These increases were offset by decreased net sales of approximately $1.3 million due to the absence in 1997 of a one time special event, Super Bowl 1996, and $1.5 million from terminated contracts. Net sales in EBR increased 223% in 1997, or $89.7 million, primarily as a result of 1997 acquisitions and the full year impact of 1996 acquisitions. The $18.4 million growth in net sales in Healthcare and Corrections, or 378%, is directly related to the August 1997 acquisition of Best, which added approximately 120 contracts to this operating segment. (See Note 6 to the Consolidated Financial Statements.)

     Gross Profit. Gross profit as a percentage of net sales decreased to 5.8% in fiscal 1997 from 8.2% in fiscal 1996. Reductions in the carrying value of certain assets, primarily accounts receivable and fixtures and equipment, were $4.3 million in 1997 as compared to $1.3 million in 1996. Excluding these write-downs, the gross profit percentage was 7.3% and 9.1% in 1997 and 1996, respectively. The decline in gross profit excluding write-downs was primarily related to the increased business in the lower margined EBR segment in connection with recent acquisitions and a decrease in margins at several recreation and leisure and convention center units including the Coral Sky Amphitheater, Concord Pavilion, Dayton Convention Center and the Bayside Exposition Center.

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

     Special and Restructuring Charges. In connection with the Restatement, the Company incurred costs of approximately $3.8 million (or 1.4% of net sales) in the fourth quarter of 1997 to cover the write-off of $2.2 million of deferred debt costs in connection with the Company's then-existing credit facility and approximately $1.6 million for the costs of legal, accounting and management consulting fees.

     Loss on Asset Impairment and Disposal. The Company recorded a charge of $6.8 million in 1997 to reflect the loss on sale of assets and the write down to fair value of certain long-lived assets, held for sale and in use. The assets written down included excess of cost over net assets acquired, contract rights and fixtures and equipment. These assets were primarily in the EBR segment.

     Operating Loss. Operating loss increased from $3.7 million in fiscal 1996 to $27.5 million in fiscal 1997. Excluding the Special and Restructuring Charges and Loss on Asset Impairment and Disposal, the 1997 operating loss was $16.9 million and is primarily due to a decline in gross profit and increased general and administrative expenses as discussed above.

     Interest Expense, Net. During 1997, the Company repaid certain obligations under its then-existing credit facility with the net proceeds from the follow-on public offering completed in February and issuance of Convertible Notes in October. The Company has invested the remaining proceeds from the issuance of the Convertible Notes, which has generated interest income that partially offset the interest expense on the Convertible Notes. The combination of these activities has resulted in an increase in net interest expense of $0.5 million in fiscal 1997 as compared to fiscal 1996.

Liquidity and Capital Resources

     At December 30, 1998, the Company had cash and cash equivalent balances of $67.2 million and the Company's current assets of $113 million exceeded its current liabilities of $38 million, resulting in working capital of $75 million. The cash balances are primarily attributable to the proceeds from the issuance of the Convertible Notes.

     The Company has funded its capital requirements from a combination of debt and equity financing. Net cash used in operating activities was $27.5 million, $23.9 million and $7.7 million in fiscal 1998, 1997 and 1996, respectively, and is primarily attributable to net losses incurred in each fiscal year.

     Net cash flows used in investing activities was $12 million, $58.1 million and $18.1 million in fiscal 1998, 1997 and 1996, respectively, the principal components of which are acquisitions of businesses, loans to clients, purchases of equipment and direct payments associated with acquiring individual contracts, as further described below. In 1998, and to a lesser extent in 1997, such outflows were partially offset by proceeds from the sale of equipment and collections of notes receivable. The decrease in total cash used in investing activities from 1997 to 1998 is primarily attributable to the lack of acquisitions in 1998.

     The Company is often required to provide a capital commitment in its bid to win a new facility contract. This commitment most often takes the form of an investment in food service equipment and leasehold improvements, which upgrades the facility itself and can increase the returns to both the Company and the facility owner by generating increased sales. Occasionally, the Company makes loans or advances to the client, the proceeds of which are generally used to improve an existing facility or to complete a new facility. When the Company makes an investment, loan or advance to a facility under certain contracts, the amount of the commitment, together, in certain cases, with interest, is repaid to the Company out of the revenues generated by the food service operation in accordance with an amortization schedule set forth in the contract.

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

     In October 1997, the Company issued, through a private placement pursuant to Rule 144A under the Securities Act of 1933, Convertible Notes. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting underwriting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding debt under the Company's then-existing credit facility. The remaining net proceeds were invested in short-term investments. In connection with the offering of the Convertible Notes, the Company had agreed to file a shelf registration statement, which would cause the Convertible Notes to be freely tradable. The Company did not file a shelf registration statement and will not do so as a consequence of the commencement of the Chapter 11 case, and therefore has been obligated to pay liquidated damages on the Convertible Notes from January 25, 1998, in the amount of $.05 per week per thousand dollar principal amount, subject to increase every quarter up to a maximum of approximately 1.3% per annum.

     Throughout 1998, management negotiated with certain holders of the Company's Convertible Notes, who had formed (the Ad Hoc Committee ) comprised of the three largest Noteholders, holding in excess of 92% of the aggregate $175 million of Convertible Notes issued in October 1997. As a result of such negotiations, on January 7, 1999, the Company filed a voluntary petition for reorganization under the Bankruptcy Code in the Bankruptcy Court. At that time, the Company filed the Reorganization Plan which embodies the terms of the restructuring agreed upon by the Ad Hoc Committee.

     Pursuant to the Reorganization Plan (i) all of the Company's outstanding Convertible Notes in the aggregate principal amount of $175 million will be exchanged for approximately $45 million in cash and approximately 96% of the outstanding common stock of the reorganized Company (the "New Common Stock");
(ii) holders of general unsecured claims will be paid in full; (iii) all holders of rescission and damage claims against the Company relating to the Convertible Notes (including all such claims asserted in pending litigation) will receive in satisfaction of their claims a ratable share of an interest in a litigation trust, 3% of the New Common Stock and warrants to purchase 750,000 shares of New Common Stock; and (iv) all holders of rescission and damage claims against the Company relating to the Common Stock (including all such claims asserted in pending litigation) and all holders of Common Stock will receive in satisfaction of their claims and equity interests a ratable share of an interest in the litigation trust, 1% of the New Common Stock and warrants to purchase 250,000 shares of New Common Stock. No distribution, however, will be made under the Reorganization Plan to holders of Common Stock unless all other classes under the Reorganization Plan accept or are deemed to accept the Reorganization Plan. Pursuant to the Reorganization Plan, all Common Stock and all options (and existing plans providing for the issuance of options) relating thereto will be cancelled. (See Note 2 to the Consolidated Financial Statements.)

     Management believes that the Company's cash position at December 30, 1998 will be sufficient to satisfy the Company's cash requirements for at least the next twelve months. Accordingly, management believes it is unlikely that in 1999 cash flow demands will be made upon the Company which it will be unable to satisfy from its present cash position and operations. The Company is presently engaged in negotiations with certain lenders for a credit facility, which would be available to the Company following the confirmation of the Reorganization Plan. There can be no assurance, however, that such a credit facility will be obtained. The shareholder and/or bondholder litigation described in Item 3 - Legal Proceedings is automatically stayed as provided in Section 362 of the Bankruptcy Code. However, if the Reorganization Plan is not confirmed and the plaintiffs prevail in the shareholder and/or bondholder litigation, the outcome could have a material adverse effect on the Company's financial position, results of operations and cash flows. Capital to meet these potential cash flow demands may not be available to the Company when required. Management considers it unlikely that the Reorganization Plan will not be confirmed, given the support of the Ad Hoc Committee.

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

     The Company is currently replacing or upgrading its computer systems to make them Y2K compliant, and expects to have remediation completed by the first half of 1999 for all significant computer systems. Testing is expected to continue throughout 1999. The new information systems are estimated to cost approximately $3.0 million ($500,000 expended through December 30, 1998), a substantial portion of which will be capitalized. Spending for the Y2K project is not expected to have a material impact on the Company's results of operations or cash flows. Although the Company does not currently have a complete contingency plan for Y2K compliance, it intends to develop one during fiscal year 1999.

     While the Company believes all necessary work will be completed on a timely basis, there can be no guarantee that all systems will be fully compliant by December 31, 1999. Estimated time and costs may vary, particularly where external systems of other companies and government agencies on which the Company relies must be converted in a timely manner.

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

     Like most business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its business partners. A large-scale Y2K program failure could impair the Company's ability to timely deliver food service or administer its accounts payable or receivable functions, resulting in potential lost sales opportunities and additional expenses. The Company's Y2K program seeks to identify and minimize this risk and includes testing of its internally engineered systems and purchased hardware and software, to ensure, to the extent feasible, all such systems will be Y2K compliant. The Company is continually refining its understanding of the risk the Y2K situation poses to its significant business partners based upon information obtained through surveys and interviews. The refinement will continue throughout 1999.

New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 superceded SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segment. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 by the Company in December 1998 did not affect results of operations or financial position but did affect the disclosure of segment information.

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

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, trade accounts receivable and payable, contract loans and notes receivable, long-term obligations, convertible subordinated notes and subordinated debt.

     The Company invests its excess cash primarily in money market funds, commercial paper and certain U.S. Government securities with an original maturity of three months or less which are deposited with a number of institutions with high credit ratings.

     Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers that make up the Company's customer base, thus spreading trade credit risk. The Company maintains reserves for potential credit losses, which, in the aggregate, have not exceeded management expectations.

     The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and payable, and the current portion of long-term obligations and subordinated debt approximate fair value due to the short maturities of these instruments.

     Substantially all of the contract loans to clients are subject to immediate and full repayment under the terms of related concession agreements and are carried at fixed rates, either through the terms of the notes or through discounting. One loan with a ten-year term has an interest rate tied into the 30 day LIBOR rate.

     The Company's long-term obligations consist of capital lease obligations carried at effective interest rates of 5.2% to 12%, Convertible Notes and subordinated debt, a substantial portion of which are carried at discounted rates ranging from 10% to 12.5%. If the Reorganization Plan is confirmed by the Bankruptcy Court and implemented, holders of the Convertible Notes will surrender them in exchange for approximately 96% of the outstanding common stock of reorganized Fine Host and approximately $45 million in cash. (See Part I, Item 3 - Legal Proceedings.) The Convertible Notes are carried at face value, and given the Company's current situation, it is not practicable to estimate their fair value.

     The Company's foreign currency rate exposure is not significant. Certain raw materials used primarily in food and beverage products are subject to price volatility caused by weather and other factors. Commodity activity is not material to the Company's consolidated financial position, results of operations, or cash flows. In addition, the Company has entered into purchasing agreements with various national and regional suppliers pursuant to which the Company agreed to purchase its requirements of products (as defined in the agreements). If the Company exceeds the agreed-upon purchasing levels, additional rebates and promotional allowances may be payable by the suppliers. If the Company fails to meet agreed-upon purchasing levels during the term of the agreements, the suppliers may elect to extend the term of the agreements by one year, or a longer period, if necessary, to reach agreed-upon purchasing levels.




ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     See index to the financial statements included in Item 14.


ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------
     As previously reported by the Company in its Current Report on Form 8-K filed on February 12, 1998.

PART III
--------

ITEM  10  -  DIRECTORS   AND   EXECUTIVE   OFFICERS   OF  THE  COMPANY
----------------------------------------------------------------------

Executive Officers and Directors of the Company

Class I Directors' terms expire at 2000 Annual Meeting or when their successors are chosen. Class II Directors' terms expire at 2001 Annual Meeting or when their successors are chosen. Class III Directors' terms expire at 1999 Annual Meeting or when their successors are chosen.

The executive officers and directors of the Company are as follows:

Name                       Age   Position
                           ---   --------

William D. Forrest (1)     38    Chief Executive Officer, President and Director

Gerald P. Buccino (2)      60    Chairman of the Board

Randall K. Ziegler         56    Executive Vice President - Business Development

Chris S. Verros            40    Group President - Recreation and Leisure

Mark Simkiss               47    Group President - Education and Business Dining

Perry M. Rynders           40    Group President - Healthcare
                                                 - Corrections

Richard L. Hall            45    Senior Vice President, Chief Accounting Officer
                                 and Treasurer

Ellen Keats                42    Senior Vice President, General Counsel and
                                 Secretary

Ronald E. Blaylock (1)(4)  39    Director

J. Michael Chu (3)(4)      40    Director

Norman B. Habermann (3)(4) 65    Director

Jack H. Nusbaum (2)        58    Director

(1) Class II Director
(2) Class I Director
(3) Class III Director
(4) Member of Compensation Committee

     William D. Forrest has been President of the Company since December 14, 1998, and Chief Executive Officer since January 1, 1999. Prior to joining the Company, Mr. Forrest was actively involved with the Company as part of Buccino & Associates, Inc., the crisis management firm retained by the Company in December, 1997. Mr. Forrest is owner and President of Forrest Advisory Services, a management consulting firm specializing in turnaround situations. From 1989 to 1996 he was owner and President of Forrest Associates, another turnaround consulting firm. Mr. Forrest has been a director since January, 1999.

     Gerald P. Buccino was Chief Executive Officer from March 10, 1998 through December 31, 1998 and President of the Company from March 10, 1998 through December 14, 1998. He was elected as a director on July 1, 1998. Mr. Buccino was appointed Chairman of the Board on December 14, 1998. His firm, Buccino & Associates, Inc., was retained by the Company in December 1997 to oversee the management of the Company. Since 1981, Mr. Buccino has been Chairman and Chief Executive Officer of Buccino & Associates, Inc.; Mr. Buccino is President and Chairman of the Board of the Buccino Foundation, a charitable organization. Mr. Buccino is also a member of the Board of Regents of Seton Hall University.

     Randall K. Ziegler resigned as Executive Vice President of the Company and as a director and officer effective January 15, 1999, and became a consultant to the Company. From May 1998 through January 15, 1999 Mr. Ziegler was Executive Vice-President - Business Development. Mr. Zeigler was Group President - Recreation and Leisure from June 1997 to May 1998, and he was President of the Company's Food Services Division from 1990 to 1995. Mr. Ziegler had been a director since 1994.

     Chris S. Verros has been Group President - Recreation and Leisure since December 1998. Prior to that time, he served as Senior Vice President - North from 1996 to 1998. From 1994 to 1996, Mr. Verros was Vice President - North. Prior to joining the Company, he was Vice President of Fanfare, Inc., a contract food service provider acquired by the Company in 1994.

     Mark Simkiss has been Group President - Education and Business Restaurants since July 1998. Mr. Simkiss was Group President - School Nutrition Services from June 1997 until July 1998. From February 1997 until June 1997, Mr. Simkiss was Senior Vice President - School Nutrition at the Company. From September 1995 until February 1997, Mr. Simkiss was Director of Business Development - School Nutrition at Aramark Corp., a food service company ("Aramark"). For more than five years prior to September 1995, Mr. Simkiss was a Regional Vice President of Aramark.

     Perry M. Rynders has been Group  President - Healthcare and Group President
- Corrections since August 1997. For more than five years prior to joining the Company, Mr. Rynders served as President of Best, Inc., which was acquired by the Company in August 1997. Mr. Rynders also served as Chief Financial Officer of Best from 1994 to 1997.

     Richard L. Hall has been Senior Vice President, Chief Accounting Officer and Treasurer of the Company since September 1998. From November 1997 to August 1998 Mr. Hall was Chief Financial Officer of Century Data Systems Inc., a point of sale systems integrator. From June 1990 to July 1997 he was Executive Vice President and Chief Financial Officer of Hardee's Food Systems Inc., a food service retailer.

     Ellen Keats has been Vice President and General Counsel of the Company since December 1996. Ms. Keats became Secretary in June 1997 and Senior Vice President in May 1998. She previously served as Corporate Counsel of the Company from 1994 to 1996. Prior to joining the Company, from 1993 to 1994, Ms. Keats was General Counsel of EIS International, Inc., a telecommunications and software company in Stamford, Connecticut.

     Ronald E. Blaylock has been a director of the Company since shortly after the Initial Public Offering in June 1996. Mr. Blaylock has been President and Chief Executive Officer of Blaylock & Partners, L.P., an investment-banking firm, since he founded the firm in September 1993. Mr. Blaylock is a trustee of Georgetown University, where he was a member of a NCAA Final Four basketball team, and also serves as a director of Harbourton Mortgage Corp., Advantica Restaurant Group, Inc. and Covenant House.

     J. Michael Chu has been a director of the Company since April 1997. Mr. Chu has been the Managing Director of Catterton-Simon Partners ("Catterton") since 1989. Catterton is a private equity investment firm focusing on the consumer, food and beverage industries. Mr. Chu is a member of the Board of Trustees of Bates College.

     Norman N. Habermann has been a director of the Company since August 1998. Mr. Habermann has been President of Scobrett Associates, Inc., a venture capital and consulting firm since 1994. Mr. Habermann is a member of the Board of Trustees of the University of California - Santa Barbara.

     Jack H. Nusbaum has been a director of the Company since shortly after the Company's Initial Public Offering in June 1996. Mr. Nusbaum is the Chairman of the New York law firm of Willkie Farr & Gallagher, where he has been a partner for more than the past twenty-five years. He is also a director of Pioneer Companies, Inc., W.R. Berkley Corporation, Strategic Distribution, Prime Hospitality Corp. and The Topps Company, Inc. Mr. Nusbaum is also a trustee of Prep for Prep and the Joseph Collins Foundation.


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

     Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1998.


ITEM 11 -      EXECUTIVE COMPENSATION
-------------------------------------

     The following table sets forth information regarding the compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Executive Officer Group") during the fiscal years ended December 30, 1998, December 31, 1997 and December 25, 1996.

                         Summary Compensation Table (1)


                                                                    Long Term
                                                                  Compensation
                                                  Annual             Awards
Name and Principal                 Fiscal      Compensation   Securities Underlying     All Other
Position                            Year      Salary   Bonus      Options/SARs       Compensation(2)
-----------------------------      ------     ------   -----  ---------------------  ---------------
Gerald P. Buccino (3)               1998   $1,000,000  $  -            -                 $ 2,457
        Chairman, President and
        CEO

Mark Simkiss (4)                    1998      170,417  71,250          -                   2,964
        Group President             1997      128,638  56,250        27,500                  442

Randall K. Ziegler (5)              1998      171,980  35,410          -                   5,853
        Group President             1997      193,500  35,410        22,500                4,083
                                    1996      193,500  71,750        15,000               28,602

Catherine B. James (6)              1998      149,521  50,000          -                 271,914
        Chief Financial Officer     1997      138,006     -          67,500                  345

Perry M. Rynders (7)                1998      174,569  20,000          -                   1,342
        Group President             1997       55,010     -          20,000                   69

Chris S. Verros (8)                 1998      134,408  51,500          -                   2,553
        Group President


(1) Other annual compensation in the form of perquisites and other personal benefits has been omitted for certain executive officers as the aggregate amount of such perquisites and other personal benefits was less than the lesser of 10% of their salary and bonus or $50,000.


(2) Represents premiums paid by the Company for excess group life insurance for fiscal 1998 (Mr. Buccino $2,457; Mr. Simkiss $1,114; Mr. Ziegler $2,520; Ms. James $914; Mr. Rynders $142; Mr. Verros $592), contributions by the Company to a 401(k) savings plan on account of each executive officer for fiscal 1998 (Mr. Simkiss $1,850; Mr. Ziegler $3,333; Ms. James $1,000; Mr. Rynders $1,200; Mr. Verros $1,961) and severance pay (Ms. James $270,000).

(3) Mr. Buccino's employment with the Company as President ended on December 14, 1998, and his term as Chief Executive Officer expired on December 31, 1998. He was appointed Chairman of the Board on December 14, 1998. He has agreed to serve as a consultant to the Company. See "Executive Compensation - Settlement Agreement with Gerald P. Buccino."

(4) Mr. Simkiss became an Executive Officer of the Company in February 1997.

(5) Mr. Ziegler resigned from the Company effective as of January 15, 1999. He has agreed to serve as a consultant to the Company. See "Executive Compensation
- Separation and Consulting Agreement with Randall K. Ziegler."

(6) Ms. James resigned from the Company effective as of September 30, 1998. See "Executive Compensation - Separation Agreement with Catherine B. James."

(7) Mr. Rynders became an Executive Officer of the Company in August 1997.

(8) Mr. Verros became an Executive Officer of the Company in December 1998.

                     Stock Option Grants in Last Fiscal Year

     There were no options granted to the Executive Officer Group during the fiscal year ended December 30, 1998.


     The following table sets forth information regarding options exercised by the Executive Officer Group during the fiscal year ended December 30, 1998.

         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
                                Option/SAR Values

                                                   Number Of
                                                  Securities        Value Of
                                                  Underlying      Unexercised
                                                 Unexercised     In-the-Money
                                                 Options/SARs    Options/SARs
                                                  At Fiscal        At Fiscal
                                                  Year-End         Year-End
                         Shares                      (#)             ($)
                      Acquired On     Value      Exercisable/    Exercisable/
Name                  Exercise (#) Realized ($) Unexercisable   Unexercisable
----                  -----------  -----------  -------------   -------------

Perry M. Rynders           0           0             0/20,000         0/0
Mark Simkiss               0           0         1,500/26,000         0/0
Chris S. Verros            0           0         3,000/24,500         0/0
Randall K. Ziegler (1)     0           0        15,250/31,000         0/0

     (1) Mr. Ziegler resigned from the Company effective as of January 15, 1999. He has agreed to serve as a consultant to the Company. See "Executive Compensation - Separation and Consulting Agreement with Randall K. Ziegler."

Long-Term Incentive Plans - Awards In Last Fiscal Year

     There were no awards under the Company's Long-Term Incentive Plan (the "LTIP") granted to the Executive Officer Group during the fiscal year ended December 30, 1998. On April 7, 1998, the Compensation Committee terminated the Long-Term Incentive Plan.

Employment Agreement with William D. Forrest

     Effective as of December 14, 1998, Mr. Forrest became President of the Company, and effective January 1, 1999 he became Chief Executive Officer and a director of the Company. Pursuant to an Employment Agreement, Mr. Forrest will serve through the earlier of (1) the Effective Date or (2) December 14, 1999, unless earlier terminated, at a salary of $400,000 per annum plus an additional $60,000 which was paid in December, 1998. The Agreement also provides that Mr. Forrest will receive a bonus of $300,000 if the Effective Date occurs on or before May 5, 1999, $200,000 if the Effective Date occurs after May 5, 1999 but on or before June 5, 1999, or $150,000 if the Effective Date occurs after June 5, 1999 but prior to January 5, 2000. In the event of termination of employment, the Company shall pay to Mr. Forrest all amounts accrued but unpaid in respect of salary or unreimbursed expenses. In the event Mr. Forrest's employment is terminated without cause prior to his entitlement to the bonus payment described above, he shall be paid a termination fee ("Fee") in lieu of any and all such bonus payments. If such termination is prior to the expiration of 120 days after January 7, 1999, the commencement date of the Company's Chapter 11 case, the Fee shall be $300,000; if the termination is more than 120 but less than 151 days after January 7, 1999, the Fee shall be $200,000; and if the termination is more than 150 days after January 7, 1999, the Fee shall be $150,000. In addition, the Company has agreed to indemnify Mr. Forrest to the fullest extent permitted under Section 145 of the Delaware General Corporation Law.

Agreement with Gerald P. Buccino

     Effective December 14, 1998, Mr. Buccino resigned as President of the Company and effective December 31, 1998, his term as Chief Executive Officer expired. Mr. Buccino is also Chairman and CEO of Buccino & Associates. Pursuant to an Agreement, the Company agreed to pay Mr. Buccino the sum of $500,000, with $200,000 payable on the date the agreement was signed (December 14, 1998), $200,000 payable on January 5, 1999 and $100,000 payable as a success fee within five business days of the Effective Date. The Agreement also contains certain provisions for settling any outstanding invoices with Buccino & Associates. The Agreement also provides that if requested to by the Company, Mr. Buccino will continue to provide certain services upon reasonable advance notice by the Company, including, without limitation, contacts with customers, vendors and performance bond companies, for compensation of $5,000 per day after December 31, 1998 plus reimbursement of reasonable travel and related out of pocket expenses. Mr. Buccino also agreed to work each business day in the week leading up to and the week of the Company's filing of the Reorganization Plan, without any additional compensation. The Agreement provides that Mr. Buccino shall also be paid $425 per hour for certain additional services. Pursuant to the Agreement, Buccino & Associates consented to the employment of Mr. Forrest and another former Buccino & Associates employee by the Company and agreed to terminate their consulting relationships with the Company. The parties also exchanged mutual releases as part of the Agreement.

Separation and Consulting Agreement with Randall K. Ziegler

     Effective January 15, 1999, Mr. Ziegler resigned as Executive Vice President and as a director of the Company. Pursuant to a Separation and Consulting Agreement, the Company retained Mr. Ziegler as a consultant for a period of nine months at a fee of $13,750 per month, and agreed to pay severance to Mr. Ziegler in an amount equal to $13,750 per month for a period of nine months following the consulting term, or in a lump sum if Mr. Ziegler so elects prior to the expiration of the consulting term. The Company agreed to provide medical benefits to Mr. Ziegler comparable to his existing benefits and a car during the consulting and severance periods, subject to offset to the extent Mr. Ziegler obtains full-time employment during such periods. In addition, the Company agreed to pay Mr. Ziegler an incentive bonus of $35,000 at such time as other employees are paid their bonuses in accordance with Company policy and to pay Mr. Ziegler up to $20,000 for outplacement services at his request upon presentation of appropriate documentation therefor. In addition, the Company agreed to pay Mr. Ziegler additional bonuses totaling $50,000 if certain accounts were awarded to the Company during the consulting period and he used his reasonable best efforts, if requested by the Company, in helping the Company to be awarded those accounts. Mutual releases were also exchanged as part of the agreement. In addition, the Company agreed to indemnify Mr. Ziegler to the fullest extent permitted under Section 145 of the Delaware General Corporation Law.

Separation Agreement with Catherine B. James

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

Directors' Compensation

     Directors' Compensation: Members of the Board of Directors who are not officers or employees of the Company ("Non-Employee Directors") receive $2,500 per Board meeting and committee meeting and participate in the 1996 Non-Employee Director Stock Plan (the "Directors Plan"). Pursuant to the Directors Plan, each Non-Employee Director will, on the date of each Annual Meeting of Stockholders, be automatically granted, without further action by the Board of Directors, a number of shares of Common Stock equal to $15,000 divided by the Fair Market Value (as defined in the Directors Plan) of one share of Common Stock on the date of grant. There was no such grant made in 1998.

     Common Stock granted under the Directors Plan is restricted and nontransferable until the first Annual Meeting of Stockholders immediately following the date of the grant unless otherwise provided by the Board of Directors. In the event that a Non-Employee Director ceases to be a member of the Board of Directors, other than because of his or her death or Disability (as defined in the Directors Plan), all shares of Common Stock granted to him or her pursuant to the Directors Plan whose restrictions have not lapsed shall be forfeited back to the Company. Upon a Non-Employee Director's death or Disability all restrictions on shares of Common Stock granted to him pursuant to the Directors Plan shall lapse and all such shares shall become freely transferable. In the event of a Change in Control (as defined in the Directors
Plan), all restrictions with respect to shares of Common Stock previously granted pursuant to the Directors Plan will immediately lapse and all such shares will become immediately transferable.

Special Committee

     On December 19, 1997, the Board of Directors appointed a Special Committee comprised of Messrs. Blaylock, Chu and Nusbaum. The Special Committee was authorized to conduct an inquiry with respect to all financial, transactional and other matters as it deemed necessary or appropriate, to retain professionals and to otherwise exercise all of the powers of the Board of Directors in the management of the business and affairs of the Company, subject to Delaware General Corporation Law. In view of the broad responsibilities of the Special Committee, the members of the Special Committee received $2,500 per meeting. The Special Committee was disbanded in July 1998. Its function was taken over by an Audit Committee consisting of all directors, who receive no additional compensation for their membership.

Compensation Committee Interlocks and Insider Participation

     As of December 18, 1997, the Compensation Committee consisted of Messrs. Chu and Blaylock. Mr. Habermann joined the committee following his election as a director on August 4, 1998. The committee members are paid $2,000 per meeting, and Mr. Chu is paid a $10,000 a year retainer to act as Chairman of the Compensation Committee.

               The Company knows of no executive officer-director interlocks or reportable transactions by present members of the Compensation Committee.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Except as noted below, the following table sets forth certain information with regard to the beneficial ownership of the Common Stock as of March 19, 1999 by each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. This information has been obtained by the Company from either Schedule 13G or Schedule 13G/A, based on the most recent filing by such Reporting Persons. Except as otherwise noted, the named beneficial owner has sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the securities reported for it.


                                                  Beneficial Ownership (1)
   Name and Address                               -----------------------
   of Beneficial Owner                             Shares(2)  Percentage
   -------------------                             ---------  ----------
      Angelo, Gordon & Co., L.P. (3)               1,357,978     10.5%
         245 Park Ave.
         New York, NY 10167
      Franklin Mutual Advisors, Inc. (4)             902,171      7.0%
         51 John F. Kennedy Parkway
         Short Hills, NJ 07078
      Oaktree Capital Management, LLC (5)            798,651      6.1%
         550 S. Hope St., 22nd Floor
         Los Angeles, CA 90017
      Citigroup Inc.(6)                              742,296      5.7%
         153 East 53rd Street
         New York, NY 10043
      Wellington Management Company, LLP (7)         656,600      5.1%
         75 State St.
         Boston, MA 02109

     (1) Under the rules of the Securities and Exchange Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right. Calculations are based on shares outstanding, including 3,932,584 shares issuable upon conversion of the Convertible Notes.

     (2) Includes shares of Common Stock issuable upon conversion of the Convertible Notes.

     (3) Angelo, Gordon & Co., L.P. ("Angelo, Gordon" ) had beneficial ownership of notes convertible into 57,708 shares for its own account and notes convertible into 1,300,270 shares for the account of 16 private investment funds for which it acts as general partner and/or discretionary investment advisor. John M. Angelo, in his capacities as a general partner of AG Partners, L.P. the sole general partner of Angelo, Gordon, and the chief executive officer of Angelo, Gordon and Michael L. Gordon, in his capacities as a general partner of AG Partners, L.P. the sole general partner of Angelo, Gordon, and the chief operating officer of Angelo, Gordon, may be considered beneficial owners of the 1,357,978 shares. Neither Angelo, Gordon nor Mr. Angelo nor Mr. Gordon has sole or shared voting or dispositive power. The business address for Mr. Angelo and Mr. Gordon is also 245 Park Avenue, New York, NY 10167. Information regarding Angelo, Gordon has been obtained by the Company from a Schedule 13G/A filed by Angelo, Gordon with the Securities and Exchange Commission on or about February 11, 1999 reporting beneficial ownership of Common Stock as of December 31, 1998.

     (4) Information regarding Franklin Mutual Advisors, Inc. ("FMAI") has been obtained by the Company from a Schedule 13G filed by FMAI with the Securities and Exchange Commission on or about February 9, 1999, reporting beneficial ownership of Common Stock as of December 31, 1998. The securities reported on herein are beneficially owned by one or more open-end investment companies or other managed accounts which, pursuant to advisory contracts, are advised by FMAI, a direct subsidiary of Franklin Resources, Inc. ("FRI"). Such advisory contracts grant to FMAI all investment and voting power over the securities owned by such advisory clients. Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders") each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI.

     (5) Oaktree Capital Management, LLC, a California limited liability company ("Oaktree"), serves in the following capacities (i) as the General Partner of the OCM Opportunities Fund, L.P., a Delaware limited partnership (the "Opportunities Fund"), (ii) as investment manager of the OCM Convertible Trust, and (iii) as investment manager for certain third party accounts which invest in similar securities as the Opportunities Fund or the OCM Convertible Trust. In such capacities, Oaktree may be deemed to be the beneficial owner of 798,651 shares of the Company's Common Stock. Information regarding Oaktree has been obtained by the Company from a Schedule 13G filed by Oaktree with the Securities and Exchange Commission on or about February 12, 1998 reporting beneficial ownership of Common Stock as of December 31, 1997.

     (6) Information regarding Citigroup Inc. ("Citigroup") has been obtained by the Company from a Schedule 13G/A filed by Citigroup for Citigroup and its wholly-owned subsidiaries Salomon Brothers Asset Management Inc. ("SBAM"), Salomon Brothers Holding Co. Inc. ("SBHC") and Salomon Smith Barney Holdings, Inc. ("SSB") with the Securities Exchange Commission on or about January 22, 1999 reporting beneficial ownership of Common Stock as of December 31, 1998. Citigroup, SBAM, SBHC and SSB report having shared voting and investment power over the securities. The business address of SBAM, SBHC and SSB is 388 Greenwich Street, New York, NY 10013.

     (7) Information regarding Wellington Management Company, LLP ("WMC") has been obtained by the Company from a Schedule 13G filed by WMC with the Securities and Exchange Commission on or about January 13, 1998, reporting beneficial ownership of Common Stock as of December 31, 1997. WMC reports having shared voting power over 195,000 shares and shared dispositive power over 656,600 shares.

     The following table sets forth certain information with regard to the beneficial ownership of the Common Stock as of March 19, 1999 by (i) each director of the Company and each executive officer group of the Company, and
(ii) all directors and officers of the Company as a group. Except as otherwise noted, the named beneficial owner has sole voting and dispositive power.

Name of Beneficial Owner                        Beneficial Ownership (1)
------------------------                        -----------------------
                                                   Shares   Percentage
                                                   ------   ----------
   Randall K. Ziegler (2)                          55,250        *
   Perry M. Rynders                                 5,000        *
   Mark Simkiss (3)                                 1,500        *
   Chris S. Verros (3)                              3,000        *
   Ronald E. Blaylock                               1,799        *
   J. Michael Chu                                     549        *
   Jack H. Nusbaum                                  1,799        *
   All directors and executive officers as
     a group (8 persons) (4)                       70,897        *

   * Less than 1%.

     (1) Under the rules of the Securities and Exchange Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right. Percentage calculations are based on shares outstanding including 21,750 shares issuable upon exercise of stock options.

     (2) Includes 15,250 shares of Common Stock issuable upon exercise of stock options.

     (3)Consists entirely of shares of Common Stock issuable upon exercise of stock options.

     (4) Includes 21,750 shares of Common Stock issuable upon exercise of stock options beneficially owned by directors and executive officers of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Buccino & Associates, Inc.

     Buccino & Associates acted as the Company's management consulting firm from December 15, 1997 to December 14, 1998. Gerald P. Buccino is the Chairman and Chief Executive Officer of Buccino & Associates. Mr. Buccino served as President of the Company from March 10, 1998 through December 14, 1998 and Chief Executive Officer of the Company from March 10, 1998 through December 31, 1998. Mr. Buccino continues to serve the Company as Chairman of the Board. Buccino & Associates billed the Company in accordance with its standard hourly rates for services rendered, which amounted to $2,212,000 and $157,000 in the fiscal years 1998 and 1997, respectively. The Company's present Chief Executive Officer and President, William D. Forrest, was also previously retained by Buccino & Associates while on assignment at the Company.

Other

     See "Item 11 - Executive Compensation Committee Interlocks and Insider Participation."

     The law firm of Willkie Farr & Gallagher was retained as the Company's legal counsel until March 11, 1999 with respect to certain matters. Mr. Nusbaum, a director of the Company, is the Chairman of Willkie Farr & Gallagher.

     The Company believes that all transactions between the Company and its officers, directors and principal stockholders or affiliates thereof, in light of the circumstances of the transactions, have been and will in the future be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. Such transactions are subject to the approval of a majority of the disinterested directors of the Company.

PART IV
-------

     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       ----

     Reports of Independent Accountants F-2 and F-3                                                 F-2 and F-3

     Consolidated  Balance  Sheets as of December 30, 1998 and December 31, 1997                        F-4

     Consolidated  Statements of Operations  for the fiscal years ended December 30, 1998,
        December 31, 1997 and December 25, 1996                                                         F-5

     Consolidated Statements of Stockholders' Equity for the fiscal years ended December 30,
        1998, December 31, 1997 and December 25, 1996                                                   F-6

     Consolidated Statements of Cash Flows for the fiscal years ended December 30, 1998,
        December 31, 1997 and December 25, 1996                                                         F-7

     Notes to Consolidated Financial Statements                                                         F-8




                        Report of Independent Accountants


To the Board of Directors and Stockholders of Fine Host Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Fine Host Corporation and its subsidiaries (the "Company") at December 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for the fiscal years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Fine Host Corporation, the parent company, filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code on January 7, 1999. The financial circumstances of the Company arising from the bankruptcy filing and recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.






PricewaterhouseCoopers LLP
Stamford, Connecticut
March 22, 1999

         Independent Auditors' Report


         To the Board of Directors and Stockholders of FINE HOST CORPORATION

         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Fine Host Corporation and subsidiaries (the "Company") for the year ended December 25, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements of Fine Host Corporation and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 25, 1996 in conformity with generally accepted accounting principles.


         Deloitte & Touche LLP
         New York, New York
         February 28, 1997, except for Note 26, as to which the date is January 28, 1998 and except for Note 3 - Basic and Diluted Loss Per Share as to which the date is April 7, 1998

                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                   December 30, 1998   December 31, 1997
                                                   -----------------   -----------------
                             ASSETS

Current assets:
  Cash and cash equivalents                              $67,178            $109,722
  Accounts receivable, net                                37,090              29,712
  Inventories                                              6,197               6,241
  Prepaid expenses and other current assets                2,541               1,940
                                                         -------             -------
        Total current assets                             113,006             147,615

 Contract rights, net                                     30,530              36,152
 Fixtures and equipment, net                              20,563              24,269
 Excess of cost over net assets
   acquired, net                                          48,144              55,551
 Contract loans and notes receivable                      24,178              15,481
 Other assets                                              6,702              11,110
                                                         -------             -------

          Total assets                                  $243,123            $290,178
                                                         =======             =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued expenses                  $ 35,332            $ 41,270
 Current portion of long-term obligations                    306                 464
 Current portion of subordinated debt                      2,316               2,219
                                                         -------             -------
        Total current liabilities                         37,954              43,953

 Convertible subordinated notes                          175,000             175,000
 Long-term obligations                                       266                 574
 Subordinated debt                                         2,539               5,187
                                                         -------             -------
        Total liabilities                                215,759             224,714

 Commitments and contingencies

 Stockholders' equity:
 Common Stock, $.01 par value, 25,000 shares
    authorized, 9,060 issued                                  91                  91
 Treasury stock, 12 shares at December 30, 1998              (74)                  -
 Additional paid-in-capital                              102,949             102,949
 Accumulated deficit                                     (75,520)            (37,420)
 Receivables from stockholders for purchase of
   Common Stock                                              (82)               (156)
                                                         -------             -------
         Total stockholders' equity                       27,364              65,464
                                                         -------             -------

         Total liabilities and stockholders' equity     $243,123            $290,178
                                                         =======             =======


          See accompanying notes to consolidated financial statements.


                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)

                                                                         Fiscal Years Ended
                                                             -------------------------------------------
                                                             December 30,    December 31,    December 25,
                                                                 1998           1997             1996
                                                             -----------     -----------     -----------

         Net sales                                             $327,121        $275,068        $144,400
         Cost of sales                                          302,543         259,179         132,579
                                                                -------         -------         -------
         Gross profit                                            24,578          15,889          11,821

         General and administrative expenses                     33,935          32,815          15,504
         Special and restructuring charges                       11,702           3,784             -
         Loss on asset impairment and disposal                   11,207           6,798             -
                                                                 ------         -------         -------
         Loss from operations                                   (32,266)        (27,508)         (3,683)

         Interest expense                                        11,351           5,080           3,157
         Interest income                                          6,274           1,965             539
                                                                 ------         -------         -------
         Loss before income taxes                               (37,343)        (30,623)         (6,301)

         Income tax expense (benefit)                               757          (6,802)         (1,860)
                                                                 ------         -------         -------
         Net loss                                               (38,100)        (23,821)         (4,441)
         Accretion to redemption value of warrants                  -               -            (1,300)
                                                                 ------         -------         -------
         Net loss attributable to Common Stockholders          $(38,100)       $(23,821)       $ (5,741)
                                                                =======         =======         =======

         Basic and diluted loss per share of Common Stock      $  (4.21)       $  (2.74)       $  (1.39)
                                                                =======         =======         =======
         Average number of shares of Common Stock
            outstanding                                           9,052           8,683           4,137
                                                                =======         =======         =======








                    See accompanying notes to consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (amounts in thousands, except share data)



                                                                                                       Receivables
                                                                                                           From
                                                                                                       Stockholders
                                    Convertible                                                            For
                                  Preferred Stock  Common Stock   Treasury Stock Additional             Purchase of     Total
                                  ---------------  ------------   --------------  Paid in   Accumulated   Common     Stockholders'
                                    Shares Amount  Shares  Amount Shares Amount   Capital     Deficit      Stock        Equity
                                    ------ ------  ------  ------ ------ ------   -------    -------       -----        ------

Balance, December 27, 1995          134,171  $1   2,048,200 $20      -    $ -     $ 8,933    $(7,858)     $(189)       $   907
   Net loss                             -     -         -     -      -      -         -       (4,441)        -          (4,441)
   Stock warrant accretion              -     -         -     -      -      -         -       (1,300)        -          (1,300)
   Shares issued in connection
      with acquisition                  -     -      25,900   1      -      -         369        -           -             370
   Shares issued in connection
      with initial public offering      -     -   3,064,718  30      -      -      32,459        -           -          32,489
   Conversion of Preferred Stock   (134,171) (1)    939,197   9      -      -          (8)       -           -             -
   Warrants exercised                   -     -     123,585   1      -      -         608        -           -             609
   Warrants redeemed                    -     -         -     -      -      -        (200)       -           -            (200)
   Other                                -     -      10,416   1      -      -         109        -           -             110
                                    ------- ---   ---------  --   ------    ----  -------    -------        ---         ------

Balance, December 25, 1996              -     -   6,212,016  62      -      -      42,270    (13,599)      (189)        28,544
   Net loss                             -     -         -     -      -      -         -      (23,821)        -         (23,821)
   Shares issued in connection
      with follow-on public offering    -     -   2,689,000  27      -      -      58,906        -           33         58,966
   Conversion of convertible notes      -     -      76,332   1      -      -       1,144        -           -           1,145
   Stock options exercised              -     -      80,299   1      -      -         569        -           -             570
   Stock issued to non-employee
         directors                      -     -       2,196   -      -      -          60        -           -              60
                                    ------- ---   ---------  --   ------    ----  -------    -------        ---         ------

Balance, December 31, 1997              -     -   9,059,843  91      -      -     102,949    (37,420)      (156)        65,464
   Net loss                             -     -         -     -      -      -         -      (38,100)        -         (38,100)
   Subscriptions paid off               -     -         -     -      -      -         -          -           74             74
   Treasury shares acquired             -     -         -     -  (11,873)   (74)      -          -           -             (74)
                                    ------- ---   ---------  --   ------    ----  -------    -------        ---         ------

Balance, December 30, 1998              -  $  -   9,059,843 $91  (11,873)  $(74) $102,949   $(75,520)      $(82)       $27,364
                                    ======= ===   =========  ==  =======    ====  =======    =======        ===         ======


          See accompanying notes to consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (amounts in thousands, except per share data)

                                                                      Fiscal Years Ended
                                                        ---------------------------------------------
                                                        December 30,     December 31,     December 25,
                                                            1998             1997             1996
                                                        -----------      -----------      -----------

Cash flows from operating activities:
  Net loss                                               $(38,100)        $(23,821)         $(4,441)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization                            10,954           10,292            3,573
  Deferred income tax benefit                                 -             (6,998)          (1,940)
  Loss on asset impairment and disposal                     5,742            6,798              -
  Loss on disposition of businesses                         5,768              -                -
  Provision for doubtful accounts                             927              950               66
  Changes in operating assets and  liabilities,  net
    of effects from acquisition of businesses:
      Accounts receivable                                  (8,103)          (7,503)          (1,417)
      Inventories                                            (635)            (795)            (366)
      Prepaid expenses and other current assets              (643)             544            1,060
      Accounts payable and accrued expenses                (6,095)          (2,048)          (4,154)
  Other assets                                              2,670           (1,327)             (36)
                                                           ------           ------           ------
        Net cash used in operating activities             (27,515)         (23,908)          (7,655)
                                                           ------           ------           ------

Cash flows from investing activities:
   Direct payments to acquire contracts                      (612)          (5,875)          (5,754)
   Purchases of fixtures and equipment                     (4,679)          (8,187)          (3,534)
   Proceeds from sales of businesses or assets              3,349            1,151               64
   Acquisition of businesses, net of cash acquired            -            (33,225)          (9,387)
   Collection of notes receivable                           2,479            1,092              494
   Issuance of loans and notes receivable                 (12,573)         (13,027)             -
                                                           ------           ------           ------
        Net cash used in investing activities             (12,036)         (58,071)         (18,117)
                                                           ------           ------           ------

Cash flows from financing activities:
   Proceeds from issuance of common stock                     -             58,966           32,489
   Proceeds from issuance of convertible
     subordinated notes                                       -            169,486              -
   Borrowings under long-term debt agreement                  -             70,761           27,844
   Payment of long-term obligations                          (442)        (110,876)         (22,461)
   Payment of subordinated debt                            (2,551)          (1,953)          (8,396)
   Redemption of warrants                                     -                -               (200)
   Proceeds from exercise of stock options
       and warrants                                           -                570              609
                                                           ------          -------           ------
  Net cash (used in) provided by financing activities      (2,993)         186,954           29,885
                                                           ------          -------           ------
  (Decrease) increase in cash                             (42,544)         104,975            4,113
  Cash, beginning of year                                 109,722            4,747              634
                                                          -------          -------           ------
  Cash, end of year                                      $ 67,178         $109,722           $4,747
                                                          =======          =======           ======


          See accompanying notes to consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

1. Description of Business

     Fine Host Corporation and its subsidiaries (the "Company") provide contract food service management to three distinct markets within the contract food service industry: the recreation and leisure market (arenas, stadiums, amphitheaters, civic centers other recreational facilities and convention centers); the education and business restaurants market (colleges, universities, elementary and secondary schools, corporate cafeterias, office complexes and manufacturing plants); and the healthcare and corrections market (long term care facilities, hospitals, prisons and jails).

2. Chapter 11 Filing and Plan of Reorganization

     On January 7, 1999 the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's chapter 11 case was precipitated by the discovery of certain accounting irregularities in December, 1997. As a result of these accounting irregularities, on February 6, 1998, the Company announced that it was restating its financial statements for fiscal years 1994 through 1996, and for the nine months ended September 24, 1997
(collectively, the "Restatement"). In connection with the discovery of the accounting irregularities, certain officers and directors of the Company were immediately terminated. In addition, a special committee of the Company's Board of Directors retained the law firm of Schulte, Roth & Zabel LLP to conduct an investigation in order to determine the nature and extent of the accounting irregularities and to identify the persons who were responsible for the improper activity. This investigation resulted in a comprehensive report prepared by Schulte Roth & Zabel LLP. All of the Company's officers, directors and employees in any way implicated in the accounting irregularities were terminated or resigned well prior to the commencement of the Company's chapter 11 case. Between December 15, 1997 and March 20, 1998, various lawsuits were instituted against the Company seeking rescission and damages arising from the purchase and sale of the Company's 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") and common stock ("Common Stock"). Commencing in May, 1998, the Company initiated a dialogue with an ad hoc committee (the "Ad Hoc Committee") of holders of the Convertible Notes for the purpose of formulating a restructuring of the Convertible Notes and resolving the pending litigation. After extensive negotiations, the Company and the Ad Hoc Committee agreed to a financial restructuring which is embodied in the proposed plan of reorganization (the "Reorganization Plan") and accompanying disclosure statement (the "Disclosure Statement"). By order dated January 7, 1999, the Bankruptcy Court fixed February 25, 1999 as the date and time for the hearing to consider the adequacy of the Disclosure Statement. On February 19, 1999, the Company filed an amended Disclosure Statement (the "Amended Disclosure Statement"). As a result of the modifications set forth in the Amended Disclosure Statement, the Bankruptcy Court continued the hearing to consider the adequacy of the Disclosure Statement until March 17, 1999. On March 17, 1999, the Bankruptcy Court stated that it would approve the Amended Disclosure Statement subject to certain modifications which now have been incorporated therein . As a result, the Amended Disclosure Statement and ballots to vote to accept or reject the Reorganization Plan are expected to be mailed on April 5, 1999. The deadline for returning the completed ballots is expected to be May 7, 1999. The hearing to consider confirmation of the Reorganization Plan is scheduled for May 18, 1999.

     Pursuant to the Reorganization Plan (i) all of the Company's outstanding Convertible Notes in the aggregate principal amount of $175 million will be exchanged for approximately $45 million in cash and approximately 96% of the outstanding new common stock of the reorganized Company (the "New Common Stock"); (ii) holders of general unsecured claims will be paid in full; (iii) all holders of rescission and damage claims against the Company relating to the Convertible Notes (including all such claims asserted in pending litigation) (the "Debenture Rescission Claims") will receive in satisfaction of their claims a ratable share of an interest in a litigation trust, 3% of the New Common Stock and warrants to purchase 750,000 shares of New Common Stock; and (iv) all holders of rescission and damage claims against the Company relating to the Common Stock (including all such claims asserted in pending litigation) (the "Statutorily Subordinated Claims") and all holders of Common Stock will receive in satisfaction of their claims and equity interests a ratable share of an interest in the litigation trust, 1% of the New Common Stock and warrants to purchase 250,000 shares of New Common Stock. No distribution, however, will be made under the Reorganization Plan to holders of Debenture Rescission Claims unless the class of Convertible Notes under the Reorganization Plan accepts the Reorganization Plan. Additionally, no distribution will be made under the Reorganization Plan to holders of Statutorily Subordinated Claims and Common Stock unless all other classes under the Reorganization Plan accept or are deemed to accept the Reorganization Plan. Pursuant to the Reorganization Plan, all Common Stock and all options (and existing plans providing for the issuance of options) relating thereto will be cancelled. Implementation of the Reorganization Plan is subject to confirmation thereof in accordance with the provisions of the Bankruptcy Code.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)



3. Summary of Significant Accounting Policies

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

     Concentration Of Credit Risk - The Company primarily competes in one business market, the contract food service industry, and encounters significant competition in each business segment of the contract food service market in which it operates. The length of contracts varies depending on the type of facility, type of contract and financial investment. Contracts for recreation and leisure facilities typically include significant capital outlays by the Company and generally have a term of three to ten years. Contracts for convention centers generally have a term of three to five years. Education contracts generally have a term of one to five years. Business dining accounts, which generally require the smallest capital investment by the Company, typically have a shorter term, and generally contain a provision allowing either party to terminate for convenience after a short notice period, typically ranging from 30 to 90 days. The Company's remaining contracts generally have a fixed term and in any fiscal year a number of these contracts either expire or come up for renewal.

     Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers that make up the Company's customer base, thus spreading trade credit risk. The Company maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management expectations.

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

     The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated non-discounted future cash flows associated with the use of the long-lived assets. At the time such evaluations indicate that the future non-discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are written down to their fair values. For long-lived assets expected to be held and used, fair value is generally calculated by discounting estimated future cash flows expected to be generated by those assets at rates that market participants would use to determine fair value. For long-lived assets expected to be disposed of, the fair value is determined by estimated selling price less costs to sell.

     Cash and Cash Equivalents - Cash and cash equivalents include cash, money market funds, commercial paper and certain U.S. Government securities with an original maturity of three months or less and are deposited with a number of institutions with high credit ratings. The Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     Accounts Receivable - Accounts receivable are net of allowance for uncollectible accounts of $1,999 and $1,072 for fiscal years 1998 and 1997, respectively.

     Inventories - Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

     Contract Rights - Contract rights are composed of direct payments to clients to acquire contracts and costs of licenses and permits ("direct payments") as well as the value of contracts acquired through acquisitions of businesses. Direct payments are being amortized over a range of 1 to 10 years. The value of contract rights acquired through acquisitions of businesses has been determined through independent valuation based on projected cash flows discounted at a rate that market participants would use to determine fair value and is being amortized over the projected lives as determined through the valuation process, with an average amortization period of 10 years as of December 30, 1998.

     Fixtures and Equipment - Acquisitions of fixtures and equipment are recorded at cost and are depreciated using the straight-line method over periods ranging from 3 to 20 years.

     Excess of Cost Over Net Assets Acquired - The excess of cost over net assets acquired is amortized using the straight-line method over periods ranging from 20 to 30 years.

     Treasury Stock - Treasury stock is recorded at cost.

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

Cost of sales is composed of the following:

                                     Fiscal  Years  Ended
                                  -----------------------------
                                    1998      1997        1996
                                  -------    ------      ------
Wages and benefits               $117,650  $ 90,690    $ 44,464
Food and beverages                106,380    94,057      42,250
Rent paid to clients               40,925    40,586      28,181
Other operating expenses           27,531    24,463      14,095
Depreciation and amortization      10,057     9,383       3,589
                                  -------   -------     -------
                                 $302,543  $259,179    $132,579
                                  =======   =======     =======

     Income Taxes - Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences, principally depreciation, amortization of contract rights and operating loss carry forwards. A temporary difference is the difference between the tax basis of an asset or liability and its reported amount in the financial statements using currently enacted tax rates.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     Stock Option Plan - Stock options are recorded in accordance with Accounting Principles Board Opinion ("APB") No. 25, with pro forma disclosures of net income/(loss) and earnings/(loss) per share as if Statement of Financial Accounting Standards ("SFAS") No. 123 had been applied.

     Segment Information - In December 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 superceded SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 24 to the Consolidated Financial Statements).

     Basic and Diluted Loss Per Share - In December 1997, the Company adopted SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares include preferred stock, stock options, warrants and convertible notes (see Note 19). In calculating loss per share, net loss has been increased for the accretion to the redemption value of warrants by $1,300 in fiscal 1996 (see Note 16).

     Fiscal Year - The Company's fiscal year ends on the last Wednesday in December. The 1998 and 1996 fiscal years were 52-week periods. The 1997 fiscal year was a 53-week period.

     Reclassification - Certain prior year amounts and balances have been reclassified to conform to the current presentation.

4. Special and Restructuring Charges

     In connection with the Restatement described in Note 26, the Company incurred costs in 1998 of $11.7 million representing the costs of legal, accounting, financial advisors, management consulting fees, severance, retention bonuses and the cost of rescinding the 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters. In connection with the Company's Chapter 11 Filing and Reorganization Plan as discussed in Note 2, the Company anticipates that it will incur additional legal, accounting, financial advisor and management consulting fees during the first half of 1999.

     In addition, also in connection with the Restatement, the Company incurred costs of approximately $3.8 million in the fourth quarter of 1997 to cover the write-off of $2.2 million of deferred debt costs in connection with the Company's then-existing credit facility and $1.6 million for the costs of legal, accounting and management consulting fees.

5. Loss on Asset Impairment and Disposal

     Loss on asset impairment and disposal consists of the following:

                                                        Fiscal Years Ended
                                                        ------------------
                                                         1998        1997
                                                        ------      ------
        Loss on sale of assets                         $ 5,723      $  823
        Provision for impairment on assets to be sold      -         1,194
        Impairment losses on terminated contracts,
           business shutdowns and under-performing
           contracts                                     5,484       4,781
                                                        ------       -----
        Total                                          $11,207      $6,798
                                                        ======       =====

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

6. Acquisitions

     In 1997, the Company acquired 100% of the stock of four companies for approximately $42,100, consisting of cash, subordinated promissory notes to the sellers and assumed debt. The acquired companies provide contract food services to Healthcare and Corrections and Education and Business Restaurant clients in Minnesota, Wisconsin, North Dakota, South Dakota, Illinois, Iowa, New York, Pennsylvania, and Southern Florida.

     In 1996, the Company acquired 100% of the stock of five companies for approximately $26,000, consisting of cash, subordinated promissory notes to the sellers and assumed debt. In addition, 25,900 shares of the Company's Common Stock were issued.

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

     The following table summarizes pro forma information with respect to the income statement data for fiscal years 1997 and 1996 as if each acquisition had been completed as of the beginning of the fiscal year in which the respective acquisition occurred. No adjustments for acquisition synergies (i.e. overhead reductions) have been reflected.

                                                         Fiscal Years Ended
                                                   --------------------------
                                                   December 31,   December 25,
Summary statement of operations data (unaudited):      1997           1996
                                                   -----------    -----------

     Net sales                                       $323,516       $254,028
                                                      =======        =======
     Loss from operations                            $(28,701)      $ (6,435)
                                                      =======        =======
     Loss before warrant accretion                   $(28,290)      $ (8,044)
                                                      =======        =======
     Basic and diluted loss per share of common
        stock before warrant accretion               $  (3.26)      $  (1.94)
                                                      =======        =======

     The above pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

7. Inventories

     The components of inventories are as follows:
                                                   December 30,   December 31,
                                                      1998           1997
                                                   -----------    -----------
          Food                                       $4,206         $4,676
          Beverage                                    1,205            956
          Other                                         786            609
                                                      -----          -----
               Total                                 $6,197         $6,241
                                                      =====          =====

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)



8. Contract Rights and Excess of Costs Over Net Assets Acquired

                                                  December 30,  December 31,
     Contract Rights                                  1998          1997
     ---------------                              -----------   -----------

Acquired contract rights                            $30,029       $31,443
Less: accumulated amortization                        7,762         4,989
                                                     ------        ------
     Net acquired contract rights                    22,267        26,454
                                                     ------        ------

Direct payments, licenses and permits                11,766        12,936
Less: accumulated amortization                        3,503         3,238
                                                     ------        ------
Net direct payments, licenses and permits             8,263         9,698
                                                     ------        ------
     Contract rights, net                           $30,530       $36,152
                                                     ======        ======

     Amortization expense of contract rights was $4,186, $3,026, and $559 in 1998, 1997 and 1996, respectively.

                                                  December 30,  December 31,
     Excess of Costs Over Net Assets Acquired         1998          1997
     ----------------------------------------     -----------   -----------

Gross excess of costs over net assets acquired      $55,724       $61,802
Less: accumulated amortization                        7,580         6,251
                                                     ------        ------
     Net excess of costs over net assets acquired   $48,144       $55,551
                                                     ======        ======

     Amortization expense of excess of costs over net assets acquired was $1,854, $1,634, and $817 in 1998, 1997 and 1996, respectively.

9. Fixtures and Equipment

     Fixtures and equipment consists of the following:

                                                  December 30,  December 31,
                                                      1998          1997
                                                  -----------   -----------

          Furniture and fixtures                    $16,124       $19,083
          Office equipment                            5,096         4,109
          Vending equipment                           4,113         5,327
          Leasehold improvements                      3,112         3,015
          Smallwares                                  2,427         2,556
          Other                                       2,083         1,710
                                                     ------        ------
                                                     32,955        35,800
          Less: accumulated depreciation             12,392        11,531
                                                     ------        ------

               Fixtures and equipment, net          $20,563       $24,269
                                                     ======        ======

     The Company invests in fixtures and equipment at various locations. Upon termination of a concession agreement, the client is generally required to purchase the assets from the Company for an amount equal to their net book value.

     All fixtures and equipment are depreciated over periods ranging from 3 to 20 years, except smallwares which are depreciated over periods ranging from 3 to 5 years. Depreciation expense was $4,638, $5,367, and $2,327 in 1998, 1997 and 1996, respectively.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

10. Contract Loans and Notes Receivable

     From time to time the Company loans funds to its clients to assist them in funding construction and for working capital needs. Substantially all of these loans are subject to immediate and full repayment under the terms of related concession agreements. Included among the loans and notes the Company has outstanding are the following:

o Loans made in December 1997 and May 1998 to a client in the aggregate amount of $20 million. The loans are to be repaid as provided for in the Concession
Management Agreement with the client (the "Agreement"). Generally, the client will pay the Company $800 each June 1 beginning in 1998 through 2014, provided, however, that repayment amounts per year would be reduced in the event that aggregate loan repayments of up to $6 million are made. Other provisions of the Agreement provide for full or partial loan payments. Interest of 6.62% is calculated on the outstanding principal balance. If after year 17 of the Agreement, a loan balance remains, an amount will be deducted from the commission payable to the client during years 18 to 25 of the Agreement to repay the balance of the loan to the Company. The balance of the loan at December 30, 1998 and December 31, 1997 is $19.7 million and $10 million, respectively, of which $18.9 million and $10 million, respectively, is classified as long-term.

o A non-interest bearing loan made in September 1997 to a client in the aggregate amount of $3.5 million. The loan was discounted at a rate of 8% and is repayable at the end of the initial term of the client agreement in June 2008, provided that the agreement is not renewed pursuant to its terms. If the agreement is renewed, the loan shall be repaid over the 10-year renewal term at $350 per year. The balance of the loan at December 30, 1998 and December 31, 1997 (net of discounts of $1,770 and $1,903, respectively) was $1,730 and $1,597, respectively, all of which is classified as long-term.

o A non-interest bearing loan made in February 1996 to a client in the aggregate amount of $900. The loan was discounted at a rate of 8%, and is repayable in 10 annual installments of $90. The balance of the loan at December 30, 1998 and December 31, 1997 (net of discounts of $174 and $217, respectively) was $546 and $593, respectively. The portion classified as long-term at fiscal year-end 1998 and 1997 was $496 and $593, respectively.

     Various other loans to clients with an aggregate balance at December 30, 1998 and December 31, 1997 of $4.0 million and $4.1 million, respectively, of which $3.1 million and $3.3 million, respectively, is classified as long-term. These loans bear interest at rates ranging from 8.5-12% and are payable in various amounts through 2025.

11. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:


                                        December 30,     December 31,
                                            1998             1997
                                        -----------      -----------

          Accounts payable                $ 9,178          $11,794
          Accrued wages and benefits        8,927            8,275
          Accrued rent to clients           5,463            4,070
          Severance, fees and other
             liabilities relating
             to acquisition of businesses   1,137            4,325
          Deferred income                   2,373            2,875
          Professional fees                 1,178            1,075
          Accrued interest                  1,870            1,836
          Accrued other                     5,206            7,020
                                           ------           ------
               Total                      $35,332          $41,270
                                           ======           ======

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


12. Long-Term Obligations

     Long-term obligations consist of the following:

                                              December 30,   December 31,
                                                  1998           1997
                                              -----------    -----------
     Capital lease obligations, effective
        interest rates of 5.2%, to 12.0%          $572          $1,038
     Less: current portion                         306             464
                                                   ---           -----
          Total                                   $266          $  574
                                                   ===           =====

     The Company's capital leases are for equipment and vehicles with a net book value of $1,186 at December 30, 1998.

     Long-term obligations at December 30, 1998 are payable as follows:

          Year Ending                 Amount
          -----------                 ------

          December 29, 1999            $328
          December 27, 2000             273
                                        ---
               Total                    601
          Less portion of lease
             payments representing
             interest                    29
                                        ---
               Total                   $572
                                        ===

13. Convertible Subordinated Notes

     On October 27, 1997, the Company issued $175.0 million of 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") in a private placement under Rule 144A of the Securities Act of 1933. The Convertible Notes are unsecured obligations of the Company and were convertible into Common Stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding obligations under the Company's then-existing credit facility. The remaining proceeds were invested in short-term investments in accordance with the Company's investment policy. In connection with the Company's private offering of the Convertible Notes, the Company had agreed to file a shelf Registration Statement, which would cause the Convertible Notes to be freely tradable. The Company has not filed the shelf Registration Statement and is therefore obligated to pay liquidated damages on the Convertible Notes from January 25, 1998, in the amount of $.05 per week per thousand dollar principal amount, subject to increase each quarter up to a maximum of approximately 1.3% per annum. In 1998 the Company paid $8,750 of interest and $720 in liquidated damages due and owing on the Convertible Notes. At December 30, 1998, the interest rate including liquidated damages was 6.04%. No payments have been made with respect to the Convertible Notes since the Company's Chapter 11 filing.

     As further described in Note 20, on or about January 30, 1998, the Company was named as a defendant in an action arising out of the issuance and sale of the Convertible Notes. See also Note 2.

     Given the Company's current situation, it is not practicable to estimate the fair value of the Convertible Notes.

14. Subordinated Debt

     In October 1997, as part of the acquisition of Total Food Services Distribution, Inc. ("Total"), the Company issued to the stockholders of Total subordinated promissory notes with a face value of $1,000 at 9.0% interest per annum, due 1999. The notes were discounted to present value using a market rate of 11% per annum. The balances at December 30, 1998 aggregated $491.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     In  August  1997,  as  part  of the  acquisition  of  Statewide  Industrial
Catering, Inc. ("Statewide"), the Company issued to the stockholders of Statewide a subordinated promissory note with a face value of $1,600 at 7% interest per annum, due 2001. The note was discounted using a market rate of 11%, per annum and had a balance of $1,113 at December 30, 1998, of which $744 was classified as long-term.

     In connection with the 1997 acquisitions of Serv-Rite Corporation and Best Inc. the Company acquired other notes payable with interest rates ranging from 8% to 10% per annum. Other notes payable total $757 at December 30, 1998, of which $610 was classified as long-term.

     In December 1996, as part of the acquisition of Republic Management Corp.("Republic"), the Company issued to a stockholder of Republic a subordinated promissory note with a face value of $1,000 at 8.75% interest per annum, payable in quarterly installments. The note was discounted to present value using a market rate of 11% per annum and had a balance of $310 at December 30, 1998, all of which was classified as current.

     In July 1996, as part of the acquisition of Ideal Management Services, Inc. ("Ideal"), the Company issued to the stockholders of Ideal two convertible subordinated promissory notes each with a face value of $710 at 7 1/4% interest per annum, payable in quarterly installments. At the option of the noteholders, the outstanding principal balance of the notes was convertible into Common Stock at a conversion price of $15 per share. On July 30, 1997, the aggregate outstanding principal balances were converted into 76,332 shares of Common Stock.

     In March 1996, as part of the acquisition of Sun West Services, Inc. ("Sun West"), the Company issued to the stockholders of Sun West the following: (1) a subordinated promissory note with a face value of $1,350 at 7% interest per annum, payable in four annual installments beginning in 1998; and (2) a subordinated promissory note with a face value of $638 at 7% interest per annum, payable in three annual installments which began in 1997. The notes were discounted to present value using a market rate of 10% per annum. The respective balances at December 30, 1998 were $1,042 and $97, of which $717 and $0 were classified as long-term.

     In July 1995, as part of the purchase price of Northwest Food Service, Inc., the Company issued a $1,350 note to the seller at 7% interest per annum. The note was discounted to present value using a market rate of 12.5% per annum and had a balance at December 30, 1998 of $764 of which $468 was classified as long-term.

     In July 1994, as part of the acquisition of Creative Food Management, Inc. ("Creative"), the Company issued to the stockholders of Creative the following:
(1) a non-interest bearing subordinated promissory note with a face value of $1,440, payable in monthly installments beginning in 1996; and (2) a non-interest bearing subordinated promissory note with a face value of $756, payable in monthly installments beginning in 1995, which was satisfied in full during 1998. The notes were discounted to present value using a market rate of 10% per annum. The balance of the former note at December 30, 1998 was $280, all of which was classified as current.

     In April 1993, the Company entered into a subordinated loan agreement, as amended (the "Subordinated Loan Agreement"), pursuant to which the Company sold $8,500 of its variable rate subordinated notes (the "1993 Notes"), together with detachable warrants to purchase a maximum of 867,230 shares of a new class of Non-Voting Common Stock. The proceeds from the issuance of the 1993 Notes were used to repay existing indebtedness. A portion of the net proceeds from the IPO (see Note 12) was used to repay the 1993 Notes.

     The estimated fair value approximated the carrying amount of subordinated debt at December 30, 1998 and December 31, 1997.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)


          Subordinated debt at December 30, 1998 is payable as follows:

               Year Ending              Amount
               -----------              ------
               December 29, 1999        $2,520
               December 27, 2000         1,192
               December 26, 2001         1,108
               December 25, 2002            63
               December 31, 2003            69
               Thereafter                  290
                                         -----
                                         5,242
               Less: discount on
                  subordinated note        387
                                         -----
                    Total               $4,855
                                         =====

15. Stockholders' Equity

     Common Stock - Holders of Common Stock are entitled to one vote per share in all matters to be voted on by the stockholders of the Company. Subject to preferences that may be applicable to any Preferred Stock outstanding at the time, holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds.

     On February 7, 1997, the Company conducted a follow-on offering as authorized by its Board of Directors, selling 2,689,000 shares of its Common Stock at a price of $23.50 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain stock options held by senior executives of the Company in connection with the Follow-On Offering) of approximately $58.9 million, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds were used to repay obligations under the Company's then existing credit facility and the remainder of the net proceeds were invested in short term investments in accordance with the Company's investment policy.

     On June 19, 1996, the effective date of the initial public offering ("IPO"), as authorized by the Board of Directors, the Company sold 3,064,718 shares at a price of $12.00 per share, generating net proceeds (including the net proceeds received by the Company upon the exercise of certain warrants and options) of approximately $32.5 million, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds were used to repay obligations under the Company's then-existing credit facility in effect prior to the IPO and subordinated notes, as well as to repurchase certain warrants, and the remainder was used for general corporate purposes.

     See Note 2 for information regarding the Company's proposed Reorganization Plan and its effect on Common Stock if confirmed and implemented.

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

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


     1996 Non-Employee Director Stock Plan - The 1996 Non-Employee Director Stock Plan (the "Directors' Plan") authorizes the grant of an aggregate of 50,000 shares of Common Stock. Common Stock is granted pursuant to the Directors Plan only to members of the Board of Directors who are not officers or employees of the Company ("Non-Employee"). If he or she remains a director of the Company, on the date of each of the Company's Annual Meeting of Stockholders, each Non-Employee will be automatically granted, without further action by the Board of Directors, a number of shares of Common Stock equal to $15 divided by the fair market value (as defined in the Directors' Plan) of one share of Common Stock on the date of grant. No shares were granted under this plan in 1998. Pursuant to the Reorganization Plan, the Directors' Plan will be cancelled. See
Note 2.


16. Stock Options

     Stock Options - The 1994 Stock Option Plan provides for granting of either incentive stock options or non-qualified options to purchase shares of Common Stock. The plan provides that (i) the option price of an incentive stock option may not be less than the fair market value of the Common Stock on the date of grant and (ii) the option price of an option which is not an incentive stock option shall not be less than 85% of the fair value. Generally, for options granted prior to September 1997, the options become exercisable after one year in 20% increments per year. Generally, for options granted in September 1997 and later, the options become exercisable after 3 years in 33.3% increments per year. Most option grants expire ten years from the date of grant. The Company has reserved 1,566,084 shares for distribution under the plan. In addition, included in the table below are 27,944 options issued in connection with the Fanfare acquisition in 1993. As a result of the Chapter 11 filing, no further options with respect to Common Stock will be issued, and if the Reorganization Plan is confirmed and implemented, all such options will be cancelled. See Note 2.

     A summary of the status of the Company's stock option plan as of December 30, 1998, December 31, 1997 and December 25, 1996 and changes during the years ending on those dates is presented below:

                                      1998                      1997                      1996
                             ------------------------  ------------------------  ------------------------
                                     Weighted-Average          Weighted-Average          Weighted-Average
                             Shares   Exercise Price   Shares   Exercise Price   Shares   Exercise Price
                             ------   --------------   ------   --------------   ------   --------------
Outstanding at
   beginning of year         857,845      $22.95       491,194       $11.03      143,444       $6.19
Granted                          -            -        813,500        28.50      380,750       12.82
Exercised                        -            -         80,299         7.13        2,916        6.43
Cancelled                    206,100       27.13       366,550        22.76       30,084       10.92
                             -------                   -------                   -------
Outstanding at end
   of year                   651,745       21.64       857,845        22.95      491,194       11.03
                             =======                   =======                   =======
Options exercisable at
   year-end                  243,445       16.48        92,996         9.64       88,204        6.20
                             =======                   =======                   =======
Options available for
   grant at end of year      861,984                   736,183                   102,834
                             =======                   =======                   =======


                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     The following table summarizes information about stock options outstanding at December 30, 1998:

                                                Options Outstanding                  Options Exercisable
                      ----------------------------------------------------      -----------------------------
                         Number       Weighted-Average                            Number
    Range Of          Outstanding  Remaining Contractual  Weighted-Average      Exercisable  Weighted-Average
Exercise Prices       At 12/30/98     Life (in years)      Exercise Price       at 12/30/98   Exercise Price
---------------       -----------     ---------------      --------------       -----------   --------------
$ 4.93 - $ 7.14          54,245             4.5                $ 6.29              54,245          $6.29
$12.00 - $15.62         225,000             6.9                 12.97              99,300          12.84
$20.75 - $37.94         372,500             6.6                 29.11              89,900          26.64
                        -------                                                    ------
                        651,745             6.5                 21.64             243,445          16.48
                        =======                                                   =======

     If the fair value based accounting method was used to account for stock-based compensation costs, pro forma net loss would have been unchanged for the fiscal year ended December 30, 1998 and would have been $25,967, or $2.99 pro forma basic loss per share for the fiscal year ended December 31, 1997. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively; no dividend yield; expected volatility of 100% and 41-43%; risk-free interest rate of 4.54% and 6%; and an expected lives of 7.6 years and 8.6 years. There were no grants in 1998.

Holders of Subordinated Notes -

     In conjunction with the Ideal Management  Services,  Inc. acquisition (Note
6) convertible subordinated notes were issued. At the option of the note holders the outstanding principal balance is convertible into Common Stock at a conversion price of $15 per share. On June 30, 1997, the aggregate outstanding principal balances were converted into 76,332 shares of Common Stock.

     Pursuant to the issuance and sale of the 1993 Notes (see Note 14), the purchaser received warrants to purchase 733,467 and 133,763 shares of Non-Voting Common Stock at exercise prices of $4.93 a share (the "$4.93 Warrants") and $.01 a share (the "$.01 Warrants"), respectively. The warrants were valued at $230.

     The $4.93 and the $.01 Warrants were exercisable from the date of issue through the periods ended April 29, 2001 and April 29, 2003, respectively. Both the number of shares and exercise price were subject to adjustment under various antidilution provisions.

     Upon achieving specified levels of earnings in each of fiscal 1993 and 1994, the Company had the right to earn back, in respect of each such year, the portion of the $4.93 Warrants issued to the purchaser of the 1993 Notes representing the right to acquire 1% of the fully diluted Common Stock. The Company originally reported earnings sufficient to achieve the required earnings levels specified for those fiscal years. Accordingly, in each of May 1994 and June 1995, the Company canceled $4.93 Warrants to acquire the equivalent of 1% of the fully diluted Common Stock, or approximately 43,365 shares (in each year). Based on restated results of operations, the Company would not have had the right to cancel the warrants and accordingly, they would have been outstanding at the end of each year. As a result of the refinancing completed prior to the IPO, the Company redeemed an additional amount of the $4.93 Warrants equal to 2% of the fully diluted Common Stock, or 86,730 shares.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     Upon achieving specified levels of earnings in each of fiscal 1993, 1994, 1995 and 1996, the Company had the right to earn back the total of the $.01 Warrants issued (133,763) to the noteholder. Since the Company originally reported earnings sufficient to achieve the required earnings level specified for fiscal 1993, 1994 and 1995, the Company, in each of fiscal 1994, 1995 and 1996 earned back and cancelled 33,439 of the $.01 Warrants held by the purchaser of the 1993 Notes, respectively. Based on restated results of operations, the Company would not have had the right to cancel the warrants and accordingly, they would have been outstanding at the end of each year.

     During a specified repurchase period, the Company was obligated, subject to certain conditions, to repurchase (the "Put Repurchase") all or a designated portion of the issuable warrant shares within 120 days after notification of a put option exercise. The Put Repurchase period began on the earlier of (i) April 29, 1997, (ii) the prepayment of 50% of the original principal amount of the Notes issued under the Subordinated Loan Agreement, or (iii) a Change of Control, as defined, of the Company. The Put Repurchase price was based upon the greater of the Appraised Value (as defined in the warrant agreement) of the Common Stock, and the result obtained by dividing a multiple of the Company's adjusted earnings, as defined, by the number of fully diluted shares of Common Stock. The Put Repurchase was accreted to its highest redemption price based on the IPO offering price. Upon the closing of the IPO, holders of Warrants to acquire an aggregate of 296,726.5 additional shares of Common Stock (280,003.5 at $4.93 per share and 16,723 at $.01 per share) were obligated to sell these warrants to the Company at a price equal to $2,180.

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

Holders of Series A Convertible Preferred Stock -

     In connection with the sale in fiscal 1993 by the Company of the Series A Convertible Preferred Stock to an investor and one of its directors (described in Note 13), each purchaser received $4.93 warrants and $.01 warrants to purchase Common Stock. The investor received 118,307 of the $4.93 Warrants and the director received 21,294 of the $4.93 Warrants. The investor received 453,432 of the $.01 Warrants and the director received 81,613 of the $.01 Warrants. Both the number of shares and the exercise price are subject to adjustment under various antidilution provisions.

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

     Upon achieving specified levels of earnings in fiscal 1993, 1994, 1995 and 1996, the Company had the right to earn back the total of the $.01 Warrants (535,045 in the aggregate) issued to the holders of the Series A Convertible Preferred Stock. Since the Company originally reported earnings sufficient to achieve the required earnings level specified for each of fiscal 1993, 1994 and 1995, the Company, in 1994, 1995 and 1996, respectively, cancelled 133,763 of these warrants, representing 113,358 warrants for the investor and 20,405 for the director. Based on restated results of operations the Company would not have had the right to cancel the warrants and accordingly, they would have been outstanding at the end of each year.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


17. Commitments and Contingencies

     The Company operates principally at its clients' premises pursuant to written contracts ("Client Contracts"). The length of Client Contracts generally ranges from one to ten years with options to renew for periods of one to ten years. Certain of these Client Contracts provide for base rent and contingent rent. Aggregate rent expense under these agreements for fiscal 1998, 1997 and 1996 was $40,925, $40,586 and $28,181, respectively.

     Future minimum commitments as of December 30, 1998 for all non-cancelable operating leases and client contracts are as follows:

                    Year          Amount
                    ----          ------
                    1999         $ 3,405
                    2000           2,582
                    2001           2,146
                    2002           1,602
                    2003           1,401
                    Thereafter     2,058
                                  ------
                    Total        $13,194
                                  ======

     Pursuant to its contracts with various clients, the Company is committed to spend approximately $3,682 for equipment and capital improvements as of December 30, 1998. At December 30, 1998, the Company was contingently liable for performance bonds in the aggregate amount of $8,328.

     Effective as of September 3, 1998, the Company retained BT Alex. Brown Incorporated ("BT Alex. Brown") as financial advisor to provide the Company with restructuring advice. The Company committed to pay BT Alex. Brown an advisory fee of $75 per month (the "Advisory Fees") for up to eight (8) months. Upon completion of the restructuring, BT Alex. Brown will be entitled to a success fee of $1.3 million less the aggregate Advisory Fees received.

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

18. Income Taxes

     The income tax provision (benefit) consists of the following:

                                             Fiscal Years Ended
                                 -----------------------------------------
                                 December 30,   December 31,   December 25,
                                     1998           1997           1996
                                 -----------    -----------    -----------
          Current:
          State and local           $ 757        $   197        $     80
                                      ---         ------           -----

          Deferred:
          Federal                      -          (5,728)         (1,588)
          State and local              -          (1,271)           (352)
                                      ---         ------           -----
          Total deferred               -          (6,999)         (1,940)
                                      ---         ------           -----

               Total                $ 757        $(6,802)        $(1,860)
                                      ===         ======           =====

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                   December 30,     December 31,
                                                       1998             1997
                                                   -----------      -----------
     Deferred tax assets:
       Net operating loss carryovers                 $20,157          $11,863
       Accrued compensation / marketing incentives     2,495            1,191
       Other                                           1,242              437
                                                      ------           ------
          Total deferred tax assets                   23,894           13,491
                                                      ------           ------

     Deferred tax liabilities:
       Tax in excess of book depreciation                427            1,273
       Excess tax deduction attributable to
         contract rights                               8,883            9,211
       Other                                             554              379
          Total deferred tax liabilities               9,864           10,863
                                                      ------           ------
            Subtotal                                 (14,030)          (2,628)
          Valuation allowance                         14,030            2,628
                                                      ------           ------
               Total                                 $   -            $   -
                                                      ======           ======

     The Company's effective income tax (benefit) rate differed from the Federal statutory rate as follows:

                                                                Fiscal Years Ended
                                                  -----------------------------------------------
                                                  December 30,      December 31,      December 25,
                                                      1998              1997              1996
                                                  -----------       -----------       -----------
     Federal statutory rate                         (34.0)%           (34.0)%           (34.0)%
     Excess of cost over net assets acquired          7.4               5.2               4.4
     State & local taxes net of Federal
        tax benefits                                 (1.3)             (2.3)             (4.6)
     Valuation allowance                             30.5               8.6                -
     Other, net                                      (0.6)              0.3               4.7
                                                     ----              ----              ----
     Effective income tax (benefit) rate              2.0%            (22.2)%           (29.5)%
                                                     ====              ====              ====


     At December 30, 1998, the Company had, for Federal income tax reporting, estimated loss carryovers of approximately $52 million that will begin to expire in 2008.

     The Company's loss carryovers for federal income tax purposes may be significantly reduced in 1999 due to the discharge of indebtedness under the Reorganization Plan as described in Note 2. Under the Internal Revenue Code, the substantial changes in the Company's ownership typically will also result in an annual limitation on the amount of the remaining net operating loss and tax credit carryovers which can be utilized in future years.

     Deferred tax liabilities result primarily from book tax differences in contract rights acquired through stock acquisitions. These deferred tax liabilities are provided as an increase to excess of cost over net assets acquired and will reverse over an average period of ten years.

     The Company believes that it is more likely than not that net deferred tax assets will not be utilized in the future. Therefore, the Company has established a full valuation allowance against the net deferred tax asset.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

19. Loss Per Share

     SFAS 128 requires the disclosure of a reconciliation of the numerators and denominators of the basic and diluted per share computations for income/loss. Since the inclusion of dilutive potential common shares (stock options, preferred stock, warrants and convertible notes) would be antidilutive, meaning inclusion of these potential common shares would decrease loss per share amounts, the Company's calculation of basic and diluted earnings per share is the same.

                                                1998        1997       1996
                                               ------      ------     ------

          Net loss                           $(38,100)   $(23,821)   $(4,441)
          Accretion to redemption value of
            warrants                              -           -       (1,300)
                                               ------      ------      -----
          Basic and diluted loss             $(38,100)   $(23,821)   $(5,741)
                                               ======      ======      =====

          Basic and diluted shares          9,051,591   8,683,156  4,137,361
                                            =========   =========  =========
          Basic and diluted loss per share     $(4.21)     $(2.74)    $(1.39)
                                               ======      ======      =====


20. Litigation

     In January 1996, the Company was served with a complaint naming it as one of five defendants in a lawsuit brought by multiple plaintiffs in the New York State Supreme Court alleging damages arising out of the Woodstock II Festival held in August 1994 in Saugerties, New York. The promoter of the festival is also a defendant. According to the complaint, the plaintiffs were hired by the Company (which had a concession agreement with the promoter of the festival) as subcontractors of food, beverage and/or merchandise. In their complaint, which seeks approximately $5.9 million in damages, the plaintiffs allege damages arising primarily from the failure to provide adequate security and prevent festival attendees from bringing food and beverages into the festival. The Company and the promoter have made cross-demands for indemnification against each other under applicable provisions of their concession agreement. On April 4, 1996, the other defendants named in the suit answered the complaint and asserted cross-claims for contribution and indemnification against the Company. Thereafter, the Company answered the complaint and asserted a cross-claim for indemnification against the promoter and a cross-claim for contribution against all of its codefendants.

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

     The foregoing legal proceedings have been stayed as a consequence of the commencement of the Company's Chapter 11 case. The Company does not believe that any liabilities relating to the foregoing legal proceedings are likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows.

     Between December 15, 1997 and March 25, 1998, 13 purported class action lawsuits were filed in the United States District Court for the District of Connecticut (the "Court") against the Company and certain of its officers and/or directors (the "Shareholder Litigation"). The complaints assert various claims against the Company, including claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and/or violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. On February 13, 1998, the plaintiffs in the actions filed a Motion for Consolidation and for Appointment as Lead Plaintiffs and for Approval of A Selection of Lead Counsel (the "Motion"). On March 25, 1998, the Motion was granted. Lead Plaintiffs filed a Consolidated Amended Complaint on May 14, 1998. On June 29, 1998, the Company and certain of the individual defendants moved to dismiss the claim asserted

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


under Section 11 of the Securities Act of 1933. The other individual defendants moved to dismiss the complaint in its entirety. On October 22, 1998, the Court granted the motion to dismiss the entire complaint as to certain individual defendants and denied the Company's motion to dismiss the claim asserted under
Section 11 of the Securities Act of 1933. On December 9, 1998, the plaintiffs amended the complaint to add Deloitte & Touche LLP as a defendant. On March 10, 1999, the plaintiffs further amended the complaint to add William R. Berkley, former director and Chairman of the Board of the Company, Joshua A. Polan, former director of the Company, NationsBanc Montgomery Securities and CIBC Oppenheimer defendants. The Company has not yet answered the complaint as so amended and, by reason of the automatic stay provided by Section 362 of the Bankruptcy Code, the foregoing litigation is stayed against the Company, and all claims asserted therein will be addressed in the context of the Company's Chapter 11 case.

     On or about January 30, 1998, the Company and certain other individuals were named as defendants in an action arising out of the issuance and sale in October 1997 of $175 million in the aggregate principal amount of the Company's 5% Convertible Notes (the "Bondholder Litigation"). The plaintiffs allegedly purchased the Convertible Notes in the aggregate principal amount of $7.5 million. The Amended Complaint in the action, filed on or about April 22, 1998 in the United States District Court for the Southern District of New York, alleges, among other things, that the Offering Memorandum prepared by the Company in connection with the offering contained materially false information. The complaint asserts various claims against the Company, including claims alleging violations of Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. The relief sought by the plaintiffs includes compensatory damages of $1.5 million plus interest, punitive damages of $0.5 million, costs and disbursements, and attorneys' fees. On July 10, 1998, the plaintiffs filed a Second Amended Complaint.

     On July 29, 1998, the Company moved to dismiss the Section 10(b) fraud and negligent misrepresentation counts of the Second Amended Complaint. The other individual defendants moved to dismiss the Second Amended Complaint in its entirety. On August 7, 1998, the Judicial Panel on Multidistrict Litigation ordered that the Bondholder Litigation be transferred to the District of Connecticut and, with the consent of that court, be assigned to the judge presiding over the Shareholder Litigation for coordinated or consolidated pretrial proceedings with the Shareholder Litigation. On October 22, 1998, the Court in the District of Connecticut dismissed the negligent misrepresentation count of the Second Amended Complaint, and otherwise denied the defendants' motions to dismiss the complaint. On November 30, 1998, the defendants answered the Second Amended Complaint. This action is also stayed as against the Company by reason of the automatic stay provided in Section 362 of the Bankruptcy Code. All claims asserted against the Company in the Bondholder Litigation will be addressed in the context of the Company's Chapter 11 case. (See Note 2.)

     On December 12, 1997, the Company issued a press release announcing that the Audit Committee of its Board of Directors (the "Audit Committee") had instructed the Company's auditors to conduct an inquiry into certain accounting practices, including the capitalization of certain expenses, and that the auditors advised the Audit Committee on December 12, 1997, based upon their preliminary inquiry, that certain expenses incurred during 1997 were incorrectly capitalized rather than expensed in the period in which they were incurred. The Company stated that it believed the amounts would be material and that earnings for each of the first three quarters of 1997 would need to be restated. On December 15, 1997, the Company issued a press release announcing that preliminary indications were that the accounting problems were not limited to the incorrect capitalization of the expenses, and that periods prior to 1997 would also need to be restated. The press release also stated that the outside directors of the Company's Board of Directors (the "Outside Directors") had terminated the employment of Richard E. Kerley, Chairman of the Board and Chief Executive Officer, and Nelson A. Barber, Senior Vice President and Treasurer. On February 19, 1998, the Securities and Exchange Commission issued a formal order of investigation into the events relating to the December 12 and 15, 1997 announcements relating to accounting irregularities.

     On January 7, 1999 the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's chapter 11 case was precipitated by the discovery of certain accounting irregularities in December, 1997. As a result of these accounting irregularities, on February 6, 1998, the Company announced that it was restating its financial statements for fiscal years 1994 through 1996, and for the nine months ended September 24, 1997
(collectively,  the  "Restatement").  In  connection  with the  discovery of the

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


accounting irregularities, certain officers and directors of the Company were immediately terminated. In addition, a special committee of the Company's Board of Directors retained the law firm of Schulte, Roth & Zabel LLP to conduct an investigation in order to determine the nature and extent of the accounting irregularities and to identify the persons who were responsible for the improper activity. This investigation resulted in a comprehensive report prepared by Schulte Roth & Zabel LLP. All of the Company's officers, directors and employees in any way implicated in the accounting irregularities were terminated or resigned well prior to the commencement of the Company's chapter 11 case. Between December 15, 1997 and March 20, 1998, various lawsuits were instituted against the Company seeking rescission and damages arising from the purchase and sale of the Company's 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") and common stock ("Common Stock"). Commencing in May, 1998, the Company initiated a dialogue with an ad hoc committee (the "Ad Hoc Committee") of holders of the Convertible Notes for the purpose of formulating a restructuring of the Convertible Notes and resolving the pending litigation. After extensive negotiations, the Company and the Ad Hoc Committee agreed to a financial restructuring which is embodied in the proposed plan of reorganization (the "Reorganization Plan") and accompanying disclosure statement (the "Disclosure Statement"). By order dated January 7, 1999, the Bankruptcy Court fixed February 25, 1999 as the date and time for the hearing to consider the adequacy of the Disclosure Statement. On February 19, 1999, the Company filed an amended Disclosure Statement (the "Amended Disclosure Statement"). As a result of the modifications set forth in the Amended Disclosure Statement, the Bankruptcy Court continued the hearing to consider the adequacy of the Disclosure Statement until March 17, 1999. On March 17, 1999, the Bankruptcy Court stated that it would approve the Amended Disclosure Statement subject to certain modifications which now have been incorporated therein . As a result, the Amended Disclosure Statement and ballots to vote to accept or reject the Reorganization Plan are expected to be mailed on April 5, 1999. The deadline for returning the completed ballots is expected to be May 7, 1999. The hearing to consider confirmation of the Reorganization Plan is scheduled for May 18, 1999.

     Pursuant to the Reorganization Plan (i) all of the Company's outstanding Convertible Notes in the aggregate principal amount of $175 million will be exchanged for approximately $45 million in cash and approximately 96% of the outstanding new common stock of the reorganized Company (the "New Common Stock"); (ii) holders of general unsecured claims will be paid in full; (iii) all holders of rescission and damage claims against the Company relating to the Convertible Notes (including all such claims asserted in pending litigation) (the "Debenture Rescission Claims") will receive in satisfaction of their claims a ratable share of an interest in a litigation trust, 3% of the New Common Stock and warrants to purchase 750,000 shares of New Common Stock; and (iv) all holders of rescission and damage claims against the Company relating to the Common Stock (including all such claims asserted in pending litigation) (the "Statutorily Subordinated Claims") and all holders of Common Stock will receive in satisfaction of their claims and equity interests a ratable share of an interest in the litigation trust, 1% of the New Common Stock and warrants to purchase 250,000 shares of New Common Stock. No distribution, however, will be made under the Reorganization Plan to holders of Debenture Rescission Claims unless the class of Convertible Notes under the Reorganization Plan accepts the Reorganization Plan. Additionally, no distribution will be made under the Reorganization Plan to holders of Statutorily Subordinated Claims and Common Stock unless all other classes under the Reorganization Plan accept or are deemed to accept the Reorganization Plan. Pursuant to the Reorganization Plan, all Common Stock and all options (and existing plans providing for the issuance of options) relating thereto will be cancelled. Implementation of the Reorganization Plan is subject to confirmation thereof in accordance with the provisions of the Bankruptcy Code.

     The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows. Each of such other proceedings has been stayed as against the Company by reason of the automatic stay provided in section 362 of the Bankruptcy Code.

21. Related Party Transactions

     For each of fiscal 1997 and 1996, the Company incurred $150 in advisory fees with a company whose sole owner was the Chairman of the Board of the Company until April 1997. The Company incurred $2,212 and $157 in fiscal 1998 and 1997, respectively, in consulting fees with Buccino & Associates, whose Chairman and Chief Executive Officer was Chief Executive Officer of the Company from March 10, 1998 through December 31, 1998, and President of the Company from March 10, 1998 through December 14, 1998.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


22. Major Client

     During fiscal 1998 and 1997 no client represented 10% or more of net sales, and during fiscal 1996 one client represented 10.0% of net sales.


23. Quarterly Results (Unaudited)

     The following summary shows the quarterly results of operations of the Company for fiscal 1998 and 1997:

                                                              Fiscal Quarters
                                                   -------------------------------------
                                                   First     Second     Third     Fourth (1)
                                                   -----     ------     -----     ------
          1998:
          Net sales                               $84,996   $74,273    $77,737   $90,115
          Gross profit                              7,017     4,650      6,856     6,055
          Net loss                                 (7,730)  (13,783)    (5,398)  (11,189)
          Net loss per share of Common Stock        $(.85)   $(1.52)    $ (.60)   $(1.24)

          1997:
          Net sales                               $54,333   $57,231    $68,134   $95,370
          Gross profit                              4,849     2,966      4,135     3,939
          Net loss                                 (2,478)   (3,580)    (2,658)  (15,105)
          Net loss per share of Common Stock        $(.32)    $(.40)     $(.30)   $(1.68)

     (1) Fourth quarter 1998 and 1997 include special charges of $2,442 and $3,784, respectively (see Note 4) and losses on asset impairment and disposal of $2,626 and $6,798 (see Note 5).

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

24. Segment Information

     In 1998, the Company adopted SFAS 131. Under SFAS 131, the Company's three reportable segments are: Recreation and Leisure, Education and Business Restaurants and Healthcare and Corrections. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (Note 3). Descriptions of the reportable segments are contained in "Description of Business" (Note 1). The other sales and other operating income in the reconciliations consists principally of janitorial services.


     The table below presents information about reported segments for the fiscal years ended:

                                             Education &
                              Recreation &     Business    Healthcare &
                                Leisure      Restaurants   Corrections      Total
                             ------------   -----------   ------------   --------
     1998:
          Sales                $119,722       $147,381       $56,141      $323,244
                                =======        =======        ======       =======

          Operating income       $5,909         $4,954        $3,039       $13,902
                                  =====          =====         =====        ======

          Depreciation and
             amortization        $2,349         $1,597          $544        $4,490
                                  =====          =====           ===         =====

     1997:
          Sales                $117,323       $129,865       $23,302      $270,490
                                =======        =======        ======       =======

          Operating income       $4,352         $3,740          $695        $8,787
                                  =====          =====           ===         =====

          Depreciation and
             amortization        $3,916         $2,658          $203        $6,777
                                  =====          =====           ===         =====

     1996:
          Sales                 $98,836        $40,193        $4,874      $143,903
                                 ======         ======         =====       =======

          Operating income       $4,193          ($175)         $546        $4,564
                                  =====            ===           ===         =====

          Depreciation and
             amortization        $2,301           $509          $ -         $2,810
                                  =====            ===           ===         =====


     A reconciliation of total sales for the fiscal years ended 1998, 1997, and 1996 is as follows:

                                                  1998          1997          1996
                                                  ----          ----          ----
          Sales:

          Sales for reportable segments        $323,244      $270,490      $143,903
          Other sales                             3,877         4,578           497
                                                -------       -------       -------
               Net sales                       $327,121      $275,068      $144,400
                                                =======       =======       =======

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


     A reconciliation of total segment operating income to loss before income taxes for the fiscal years ended 1998, 1997, and 1996 is as follows:

                                                1998          1997            1996
                                                ----          ----            ----
         Operating income (loss):

         Operating income for reportable
            segments                         $ 13,902       $ 8,787         $ 4,564
         Other operating income (loss)            195          (163)           (715)
         Corporate general and
            administrative expenses           (23,454)      (25,550)         (7,532)
         Special and restructuring charges    (11,702)       (3,784)            -
         Loss on asset impairment and
            disposal                          (11,207)       (6,798)            -
         Interest expense, net                 (5,077)       (3,115)         (2,618)
                                               ------        ------           -----
              Loss before income taxes       $(37,343)     $(30,623)        $(6,301)
                                               ======        ======           =====


The Company's foreign sales and assets are not significant.



25. Information on Supplemental Cash Flows

                                                     1998      1997      1996
                                                     ----      ----      ----
          Cash paid during the year for:
             Interest                              $11,317    $1,991    $2,575
                                                    ======     =====     =====
             Income taxes                             $495      $226       $80
                                                      ====       ===        ==

          Non-cash investing and financing
             activities:
                Common Stock issued upon
                   debt conversion                            $1,145     $  -
                                                               =====      ====
                Stock warrant accretion                          -       1,300
                                                               =====     =====
                Subordinated notes issued in
                   conjunction with acquisitions               2,445     3,896
                                                               =====     =====
                Capital lease obligation incurred                -       1,159
                                                               =====     =====

          Details of acquisitions (Note 6):
                Fair value of assets acquired                $71,648   $39,271
                Liabilities assumed                           36,547    28,870
                Common Stock issued                              -         370
                                                              ------    ------
                   Cash paid                                  35,101    10,031
                Less: cash acquired                            1,876       644
                    Net cash paid for acquisitions           $33,225   $ 9,387
                                                              ======     =====


26. Restatement of Financial Statements

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

     As further described in Note 20, the Company has been named as a defendant in various lawsuits arising out of the Restatement.

27. Subsequent Events

     See Note 2 regarding the Company's filing of a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on January 7, 1999.

(a)(2) Financial Statement Schedules

         None.

  (a)(3) Exhibits

         Exhibit No.  Description
         ----------   -----------

               2      Proposed Second Amended Plan of Reorganization for Debtor
                      Pursuant to Chapter 11 of the United  States Bankruptcy
                      Code, dated as of March 17, 1999 and related Second
                      Amended Disclosure Statement.
         ** 3.1       Restated Certificate of Incorporation
         ** 3.2       Restated By-Laws
         ** 4.1       Specimen of Registrant's Common Stock certificate
         ***4.2       Indenture between the  Company and The Bank  of  New
                      York, dated as of  October 27, 1997, with respect to
                      $175,000,000 5% Convertible Subordinated Notes due 2004.
         ***4.3       Registration Rights Agreement, by and among the Company
                      and Donaldson, Lufkin & Jenrette Securities Corporation,
                      Nations bank Montgomery Securities, Inc., Smith Barney,
                      Inc. and Piper Jeffrey, Inc. dated as of October 27, 1997.
            10.1      Employment Agreement, dated as of December 14, 1998, by
                      and among the Company and William D. Forrest.
            10.2      Settlement Agreement, dated as of December 14, 1998, by
                      and among the Company and Gerald P. Buccino.
            10.3      Separation and Consulting Agreement, dated as of January
                      15, 1999, by and among the Company and Randall K. Ziegler.
     ++++   10.4      Separation Agreement, dated as of September 15, 1998, by
                      and among the Company and Catherine B. James.
         ++ 10.5      Form of Amended and Restated 1994 Stock Option Plan
           +10.6      Form of Amended and Restated 1996 Non-Employee Director
                      Stock Plan
         ++ 10.7      Form of 1998 Annual Incentive Compensation Plan
         ** 10.7(a)   Employment Agreement, dated as of June 30, 1995, by and
                      among the Company, Northwest Food Service, Inc. and
                      Robert F. Barney.
            10.7(b)   First Amendment to Employment Agreement, dated as of
                      July 1, 1996 by and among the Company, Northwest Food
                      Service,Inc. and Robert F. Barney.
           +10.7(c)   Second Amendment to Employment Agreement, dated as of
                      March 17, 1997 by and among the Company, Northwest Food
                      Service, Inc. and Robert F. Barney.
         #  10.7(c)   Third Amendment to Employment Agreement, dated as of
                      May 28, 1998 by and among the Company, Northwest Food
                      Service, Inc. and Robert F. Barney.
         ** 10.8      Form of Promissory Note from Richard E. Kerley to the
                      Company.
         ** 10.9      Form of Promissory Note from Randy B. Spector to the
                      Company.
         ** 10.10     Form of Promissory Note from Douglas M. Stabler to
                      Interlaken Capital Partners Limited Partnership.
         ** 10.11     Form of Registration Rights Agreement by and among the
                      Company and Messrs. Kerley, Spector, Ziegler and Stabler.
            21        Subsidiaries
            23.1      Consent of PricewaterhouseCoopers LLP
            23.2      Consent of Deloitte & Touche LLP
            27        Financial Data Schedule



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

          + Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
                      March 26, 1997.
         ++ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-19909), as amended, originally filed with the Commission on May 12, 1997.
        +++           Incorporated by reference to the Registrants Annual
                      Report on Form 10-K for the fiscal year ended December 25, 1996.
       ++++ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.
          # Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1998.

     Certain instruments defining the rights of holders of long-term debt of the Company have not been filed in accordance with Item 601(b)(4)(iii) of Regulation 8-K under the Securities Act. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.

(b) Reports on Form 8-K

     1. There were no reports on Form 8-K filed for the three months ended December 30, 1998.

     2. The Company filed a report on Form 8-K on January 7, 1999, under Item 5, Other Events, stating that it had reached an agreement with a committee representing its noteholders on a financial restructuring of the Company. The Company also announced that, in order to implement the restructuring, it had filed a petition for reorganization under Chapter 11 of the Bankruptcy Code together with a plan of reorganization which embodies the terms of the restructuring and which is supported by the noteholders' committee.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York on March 29, 1999.

                                 FINE HOST CORPORATION

                                 By: /s/ William D. Forrest
                                     ----------------------
                                     Name: William D. Forrest
                                 Title: President and Chief Executive Officer
                                 Date: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                Title                            Date
-------------------------    ----------------------------     -------------

  /s/ Gerald P. Buccino      Chairman of the Board            March 29, 1999
-------------------------
      Gerald P. Buccino

  /s/ William D. Forrest     President and Chief Executive    March 29, 1999
-------------------------    Officer and Director
      William D. Forrest

  /s/ Richard L. Hall        Senior Vice President and        March 29, 1999
-------------------------    Chief Accounting Officer and
      Richard L. Hall        Treasurer
                             (Principal Financial Officer)

  /s/ Ronald E. Blaylock     Director                         March 29, 1999
-------------------------
      Ronald E. Blaylock

  /s/ J. Michael Chu         Director                         March 29, 1999
-------------------------
      J. Michael Chu

  /s/ Norman N. Habermann    Director                         March 29, 1999
-------------------------
      Norman N. Habermann

  /s/ Jack H. Nusbaum        Director                         March 29, 1999
-------------------------
      Jack H. Nusbaum