Form 10-Q
period 1999-03-31
FINE HOST CORP
filed 1999-05-17
CIK 1011584

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

       Yes         No            Not applicable.



Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

Class                                        Outstanding as of May 14, 1999
-----                                        ------------------------------

Common stock, $.01 par value                        9,047,970 shares


                                TABLE OF CONTENTS

                         Part I - Financial Information


                                                                                          Page No.
Item 1   -   Financial Statements (unaudited)                                             --------
------
         *   Consolidated Balance Sheets - March 31, 1999 and
             December 30, 1998                                                                1

         *   Consolidated Statements of Operations - Three Months
             Ended March 31, 1999 and April 1, 1998                                           2

         *   Consolidated Statements of Cash Flows - Three Months Ended
             March 31, 1999 and April 1, 1998                                                 3

         *   Notes to Consolidated Financial Statements                                     4 - 10

Item 2   -   Management's Discussion and Analysis of Financial Condition and
------
             Results of Operations                                                         11 - 14

Item 3   -   Quantitative and qualitative disclosures about market risk                      15
------

                           Part II - Other Information

Item 4   -   Submission of Matters to a Vote of Security Holders                             16
------

Item 6   -   Exhibits and Reports on Form 8-K                                                16
------

             Signature                                                                       17


Part I.  Financial Information
Item 1.  Financial Statements

                     FINE HOST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)


                                                                  March 31, 1999            December 30, 1998
                                                                  --------------            -----------------
                                                                   (unaudited)
                   ASSETS
Current assets:
    Cash and cash equivalents                                        $ 64,983                    $ 67,178
    Accounts receivable, less allowance of $2,728 and
       $1,999                                                          33,101                      37,090
    Inventories                                                         5,513                       6,197
    Prepaid expenses and other current assets                           5,212                       2,541
                                                                      -------                     -------
         Total current assets                                         108,809                     113,006

Contract rights, less accumulated amortization of
   $12,877 and $11,265                                                 29,447                      30,530
Fixtures and equipment, less accumulated depreciation
   and amortization of $13,065 and $12,392                             21,397                      20,563
Excess of cost over net assets acquired, less accumulated
   amortization of $7,701 and $7,580                                   47,688                      48,144
Contract loans and notes receivable                                    24,139                      24,178
Other assets                                                            6,474                       6,702
                                                                      -------                     -------
         Total assets                                                $237,954                    $243,123
                                                                      =======                     =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                            $ 34,603                    $ 35,332
    Current portion of long-term obligations                              185                         306
    Current portion of subordinated debt                                2,255                       2,316
                                                                      -------                     -------
         Total current liabilities                                     37,043                      37,954

Convertible subordinated notes (subject to compromise)                175,000                     175,000
Long-term obligations                                                      65                         266
Subordinated debt                                                       2,092                       2,539
                                                                      -------                     -------
         Total liabilities                                            214,200                     215,759
                                                                      -------                     -------

Commitments and contingencies

Stockholders' equity:
Common Stock, $.01 par value, 25,000 shares authorized,
    9,060 issued                                                           91                          91
Treasury stock, 12 shares                                                 (74)                        (74)
Additional paid-in capital                                            102,949                     102,949
Accumulated deficit                                                   (79,129)                    (75,520)
Receivables from stockholders for purchase of Common Stock                (83)                        (82)
                                                                      -------                     -------
         Total stockholders' equity                                    23,754                      27,364
                                                                      -------                     -------
         Total liabilities and stockholders' equity                  $237,954                    $243,123
                                                                      =======                     =======

      See accompanying notes to unaudited consolidated financial statements

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                                              Three Months Ended
                                                                 -------------------------------------------
                                                                 March 31, 1999                April 1, 1998
                                                                 --------------                -------------
Net sales                                                            $76,514                      $84,996
Cost of sales                                                         70,361                       77,979
                                                                      ------                       ------
    Gross profit                                                       6,153                        7,017
General and administrative expenses                                    8,838                        8,560
Special and restructuring charges                                      1,674                        4,932
Gain (loss) on asset impairment and disposal                             269                         (174)
                                                                      ------                       ------
    Loss from operations                                              (4,090)                      (6,649)
Interest expense                                                         557                        3,023
Interest income                                                        1,158                        1,982
                                                                      ------                       ------
    Loss before income taxes                                          (3,489)                      (7,690)
Income tax expense                                                       120                           40
                                                                      ------                       ------
    Net loss                                                         $(3,609)                     $(7,730)
                                                                      ======                       ======

Basic and diluted loss per share of Common Stock                     $  (.40)                     $  (.85)
                                                                      ======                       ======

Average number of shares of Common Stock outstanding                   9,048                        9,060
                                                                      ======                       ======



















     See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                 -----------------------------
                                                                                 March 31,             April 1,
                                                                                   1999                  1998
                                                                                 --------              -------
Cash flows from operating activities:
Net loss                                                                         $(3,609)             $ (7,730)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                                2,435                 3,042
      (Gain) loss on asset impairment and disposal                                  (269)                  174
      Provision for doubtful accounts                                                729                   158
      Changes in operating assets and liabilities, net of effect from acquisition of businesses:
            Accounts receivable                                                    3,256                (3,267)
            Inventories                                                              650                   (83)
            Prepaid expenses and other current assets                             (2,745)                 (141)
            Accounts payable and accrued expenses                                   (733)                3,587
      Other assets                                                                  (503)                  292
                                                                                  ------               -------
         Net cash used in operating activities                                      (789)               (3,968)
                                                                                  ------               -------

    Cash flows from investing activities:
       Direct payments to acquire contracts                                           -                   (166)
       Purchases of fixtures and equipment                                        (2,196)               (1,534)
       Disposal of fixtures and equipment                                          1,378                    59
       Acquisition of businesses, net of cash acquired                                -                    591
       Collection of notes receivable                                                742                   121
       Issuance of contract notes receivable                                        (500)               (1,092)
                                                                                  ------               -------
          Net cash used in investing activities                                     (576)               (2,021)
                                                                                  ------               -------

    Cash flows from financing activities:
       Payment of long-term obligations                                             (322)                 (120)
       Payment of subordinated debt                                                 (508)                 (278)
                                                                                  ------               -------
          Net cash used in financing activities                                     (830)                 (398)
                                                                                  ------               -------
Net decrease in cash                                                              (2,195)               (6,387)
Cash, beginning of period                                                         67,178               109,722
                                                                                  ------               -------
Cash, end of period                                                              $64,983              $103,335
                                                                                  ======               =======








     See accompanying notes to unaudited consolidated financial statements.

                     FINE HOST CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                                   (unaudited)



   The unaudited consolidated financial statements include the accounts of Fine Host Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 29, 1999. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 30, 1998 included in the Company's Annual Report on Form 10-K.

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

1.   Description of Business

     The Company provides contract food service management to three distinct markets within the contract food service industry: the recreation and leisure market - arenas, stadiums, amphitheaters, civic centers, other recreational facilities and convention centers ("Recreation and Leisure"); the education and business restaurants market - colleges, universities, elementary and secondary schools, corporate cafeterias, office complexes and manufacturing plants ("EBR"); and the healthcare and corrections market - long term care facilities, hospitals, prisons and jails ("Healthcare and Corrections"). The Company is subject to seasonal revenue variations relating to (i) sports seasons at arenas and stadiums and (ii) educational facilities.

     References herein to "we" and "our" refer to Fine Host Corporation and consolidated subsidiaries unless the context specifically requires otherwise.

2.   Chapter 11 Filing and Plan of Reorganization

     On January 7, 1999 the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's chapter 11 case was precipitated by the discovery of certain accounting irregularities in December, 1997. As a result of these accounting irregularities, on February 6, 1998, the Company announced that it was restating its financial statements for fiscal years 1994 through 1996, and for the nine months ended September 24, 1997
(collectively, the "Restatement"). In connection with the discovery of the accounting irregularities, certain officers and directors of the Company were immediately terminated. In addition, a special committee of the Company's Board of Directors retained the law firm of Schulte, Roth & Zabel LLP to conduct an investigation in order to determine the nature and extent of the accounting irregularities and to identify the persons who were responsible for the improper activity. This investigation resulted in a comprehensive report prepared by Schulte Roth & Zabel LLP. All of the Company's officers, directors and employees in any way implicated in the accounting irregularities were terminated or resigned well prior to the commencement of the Company's chapter 11 case. Between December 15, 1997 and March 20, 1998, various lawsuits were instituted against the Company seeking rescission and damages arising from the purchase and sale of the Company's 5% Convertible Subordinated Notes due 2004 (the "Convertible Notes") and common stock ("Common Stock"). Commencing in May 1998, the Company initiated a dialogue with an ad hoc committee (the "Ad Hoc Committee") of holders of the Convertible Notes for the purpose of formulating a restructuring of the Convertible Notes and resolving the pending litigation. After extensive negotiations, the Company and the Ad Hoc Committee agreed to a financial restructuring which is embodied in the proposed plan of reorganization (the "Reorganization Plan") and accompanying disclosure statement (the "Disclosure Statement"). By order dated January 7, 1999, the Bankruptcy Court fixed February 25, 1999 as the date and time for the hearing to consider the adequacy of the Disclosure Statement. On February 19, 1999, the Company filed an amended Disclosure Statement (the "Amended Disclosure Statement"). As a result of the modifications set forth in the Amended Disclosure Statement, the
Bankruptcy Court continued the hearing to consider the adequacy of the Disclosure Statement until March 17, 1999. On March 17, 1999, the Bankruptcy Court stated that it would approve the Amended Disclosure Statement subject to certain modifications which now have been incorporated therein. As a result, the Amended Disclosure Statement and ballots to vote to accept or reject the Reorganization Plan were mailed on April 5, 1999. The deadline for returning the completed ballots was May 7, 1999. The Reorganization Plan was accepted by both the holders of Subordinated Notes (Class 3) and Debenture Rescission Claims (Class 5), the only two classes of claims entitled to vote on the Reorganization Plan. The Company received certain objections to confirmation of the Reorganization Plan and either settled such objections or responded to the same on May 14, 1999. The hearing to consider confirmation of the Reorganization Plan is scheduled for May 18, 1999.

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

3.   Recent Accounting Pronouncements

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

     In June  1998,  the  FASB  issued  SFAS  133,  "Accounting  for  Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier adoption permitted. The Company is currently evaluating the effect of the provisions of SFAS 133 on its accounting and reporting policies, but does not anticipate that adoption of SFAS 133 will have a material adverse effect on the Company's consolidated financial position or results of operations. The Company does not have derivative instruments at March 31, 1999.

4.   Inventories

     The components of inventories are as follows:

                                               March 31,       December 30,
                                                 1999              1998
                                               --------        -----------

               Food                             $3,811            $4,206
               Beverage                            937             1,205
               Other                               765               786
                                                 -----             -----
               Total                            $5,513            $6,197
                                                 =====             =====


5.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                                             March 31,       December 30,
                                                                                 1999              1998
                                                                             --------        -----------
               Accounts payable                                                $10,430           $ 9,178
               Accrued wages and benefits                                        9,345             8,927
               Accrued rent to clients                                           3,342             5,463
               Severance, fees and other liabilities relating to
                  acquisition of businesses                                      1,123             1,137
               Deferred income                                                   2,216             2,373
               Professional fees                                                   837             1,178
               Accrued interest                                                  2,079             1,870
               Accrued other                                                     5,231             5,206
                                                                                ------            ------
               Total                                                           $34,603           $35,332
                                                                                ======            ======

6.   Special and Restructuring Charges

     As discussed in Note 2 above, on February 6, 1998, the Company filed a Current Report on Form 8-K in which the financial statements for the years ended December 25, 1996, December 27, 1995 and December 28, 1994 were restated from the amounts previously reported to (i) reflect certain items previously improperly capitalized as period costs; (ii) adjust previously recorded reserves and accruals for certain items; (iii) expense items that had previously been charged to inappropriately established acquisition liabilities; (iv) write-off certain non-performing assets; (v) properly recognize revenue related to certain contracts and agreements; and (vi) record adjustments for the settlement of certain terminated contracts. All previously filed Form 10-Qs and the 1996 10-K were amended and filed with the Securities and Exchange Commission to reflect the Restatement.

     In connection with the Restatement and the Company's Chapter 11 filing and Reorganization Plan as discussed in Note 2, the Company incurred costs in the first quarter of 1999 of approximately $1.7 million to cover the costs of legal, accounting, financial advisors, management consulting fees and severance. In the first quarter of 1998 the Company incurred costs of $4.9 million for items of a similar nature and the cost of rescinding, in January 1998, the 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters. The Company anticipates that it will incur additional costs during the second quarter of 1999 in connection with the Company's Chapter 11 filing and Reorganization Plan.

7.   Income Taxes

     For the three months ended March 31, 1999, the Company recorded a state tax provision of $120. In addition, the Company had, for Federal income tax reporting, estimated loss carryovers of approximately $54.5 million that will begin to expire in 2008.

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

8.   Loss Per Share

     SFAS 128 requires the disclosure of a reconciliation of the numerators and denominators of the basic and diluted per share computations for income or
(loss). Since the inclusion of dilutive potential common shares (stock options and convertible notes) would be antidilutive, meaning inclusion of these potential common shares would decrease loss per share amounts, the Company's calculations of basic and diluted loss per share are the same.

                                                         Three Months Ended
                                                     -------------------------
                                                     March 31,         April 1,
                                                       1999              1998
                                                     --------          -------

     Net loss                                        $(3,609)          $(7,730)
                                                       =====             =====

     Basic and diluted shares                          9,048             9,060
                                                       =====             =====

     Basic and diluted loss per share                $  (.40)          $  (.85)
                                                       =====             =====

9.       Segment Information

     At year-end 1998, the Company adopted SFAS 131. Under SFAS 131, the Company's three reportable segments are: Recreation and Leisure, Education and Business Restaurants and Healthcare and Corrections. The other sales and other operating income in the reconciliations consist principally of janitorial services and certain closed units included in the prior period.

The table below presents information about reported segments for the fiscal quarters ended:

                                                              Education &
                                           Recreation &         Business       Healthcare &
       March 31, 1999:                        Leisure         Restaurants      Corrections          Total
                                           ------------       -----------      ------------        -------
       Sales                                  $23,609           $38,090          $14,481           $76,180
                                               ======            ======           ======            ======

       Operating income                       $   863           $ 2,055          $   669           $ 3,587
                                               ======            ======           ======            ======

       Depreciation and
          amortization                        $   423           $   377          $    95           $   895
                                               ======            ======           ======            ======

                                                             Education &
                                           Recreation &         Business       Healthcare &
       April 1, 1998:                        Leisure         Restaurants      Corrections          Total
                                           ------------       -----------      ------------        -------
       Sales                                  $27,675           $42,416          $13,723           $83,814
                                               ======            ======           ======            ======

       Operating income                       $ 1,439           $ 1,428          $   850           $ 3,717
                                               ======            ======           ======            ======

       Depreciation and
          amortization                        $   582           $   445          $   132           $ 1,159
                                               ======            ======           ======            ======


      A reconciliation of total sales for the fiscal quarters ended March 31, 1999 and April 1, 1998 is as follows:

                                                 1999              1998
                                                 ----              ----

       Sales:
       Sales for reportable segments          $76,180           $83,814
       Other sales                                334             1,182
                                               ------           -------

          Net sales                           $76,514           $84,996
                                               ======            ======

     A reconciliation of total segment operating income to loss before income taxes for the fiscal quarters ended March 31, 1999 and April 1, 1998 is as follows:

                                                 1999              1998
                                                 ----              ----

       Operating income (loss):
       Operating income for reportable
          segments                            $ 3,587            $3,717
       Other operating income (loss)              (13)                9
       Corporate general and administrative
           expenses                            (6,259)           (5,269)
       Special and restructuring charges       (1,674)           (4,932)
       Gain (loss) on asset impairment and
           disposal                               269              (174)
       Interest income (expense), net             601            (1,041)
                                                -----             -----

       Loss before income taxes               $(3,489)          $(7,690)
                                                =====             =====

10.      Contingencies

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

     The foregoing legal proceedings have been stayed as a consequence of the commencement of the Company's Chapter 11 case. (See Note 2.) The Company does not believe that any liabilities relating to the foregoing legal proceedings are likely to be, individually or in the aggregate, material to its consolidated financial position, results of operations or cash flows.

       Between December 15, 1997 and March 25, 1998, 13 purported class action lawsuits were filed in the United States District Court for the District of Connecticut (the "Court") against the Company and certain of its officers and/or directors (the "Shareholder Litigation"). The complaints assert various claims against the Company, including claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and/or violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 and various rules promulgated thereunder, as well as fraud and negligent misrepresentation. On February 13, 1998, the plaintiffs in the actions filed a Motion for Consolidation and for Appointment as Lead Plaintiffs and for Approval of A Selection of Lead Counsel (the "Motion"). On March 25, 1998, the Motion was granted. Lead Plaintiffs filed a Consolidated Amended Complaint on May 14, 1998. On June 29, 1998, the Company and certain of the individual defendants moved to dismiss the claim asserted under Section 11 of the Securities Act of 1933. The other individual defendants moved to dismiss the complaint in its entirety. On October 22, 1998, the Court granted the motion to dismiss the entire complaint as to certain individual defendants and denied the Company's motion to dismiss the claim asserted under
Section 11 of the Securities Act of 1933. On December 9, 1998, the plaintiffs amended the complaint to add Deloitte & Touche LLP as a defendant. On March 10, 1999, the plaintiffs further amended the complaint to add William R. Berkley, former director and Chairman of the Board of the Company, Joshua A. Polan, former director of the Company, NationsBank, Montgomery Securities and CIBC Oppenheimer as defendants. The Company has not yet answered the complaint as so amended and, by reason of the automatic stay provided by Section 362 of the Bankruptcy Code, the foregoing litigation is stayed against the Company, and all claims asserted therein will be addressed in the context of the Company's Chapter 11 case.

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

11.  Subsequent Events

     On April 30, 1999, the Company issued a press release reporting that it had been advised by the Ad Hoc Committee that the Ad Hoc Committee intends to appoint Lawrence A. Hatch as Chairman of the Board and Chief Executive Officer of the Company upon the effective date of the Reorganization Plan ("Effective Date"). Mr. Hatch previously served in identical capacities with Volume Services, Inc. Commencing in May 1999, Mr. Hatch has been employed by the
Company in a non-executive capacity in order to familiarize himself with the operations of the Company.

     On May 14, 1999, Richard L. Hall, Senior Vice President, Chief Accounting Officer and Treasurer of the Company submitted his resignation from the Company, to be effective on the Effective Date.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                                   Three Months Ended
                                                              --------------------------
                                                              March 31,          April 1,
                                                                 1999              1998
                                                              --------           -------
     Net sales                                                  100.0%             100.0%
     Cost of sales before depreciation and amortization          89.2               88.4
     Depreciation and amortization                                2.8                3.3
                                                                -----              -----
         Gross profit                                             8.0                8.3
     General and administrative expenses                         11.6               10.1
     Special and restructuring charges                            2.2                5.8
     Gain (loss) on asset impairment and disposal                  .4               (0.2)
                                                                -----              -----
         Loss from operations                                    (5.4)              (7.8)
     Interest income (expense), net                                .8               (1.3)
                                                                -----              -----
         Loss before income taxes                                (4.6)              (9.1)
     Income tax expense                                            .1                  -
                                                                -----              -----
         Net loss                                                (4.7)%             (9.1)%
                                                                =====              =====

     The following table sets forth net sales attributable to the principal operating segments, expressed in dollars and as a percentage of total net sales:

                                                          Three Months Ended
                                               ----------------------------------------
                                                   March 31,               April 1,
                                                     1999                    1998
                                               ----------------       -----------------
                                                           ($ in thousands)
      Recreation and Leisure                   $23,609    30.9%        $27,675    32.6%
      Education and Business Restaurants        38,090    49.8          42,416    49.9
      Healthcare and Corrections                14,481    18.9          13,723    16.1
      Other                                        334      .4           1,182     1.4
                                                ------   -----          ------   -----
            Total                              $76,514   100.0%        $84,996   100.0%
                                                ======   =====          ======   =====

Three Months Ended March 31, 1999 Compared to Three Months Ended April 1, 1998

     Net Sales. Net sales decreased 10.0% to $76.5 million for the three months ended March 31, 1999 from $85.0 million for the three months ended April 1, 1998. Net sales increased in Healthcare and Corrections but decreased in Recreation and Leisure, EBR and Other.

     Recreation and Leisure decreased 14.7% from $27.7 million to $23.6 million. Same unit performance was comparable to the prior year period. New business amounted to $2.8 million primarily from events at Raymond James Stadium in Tampa, Florida. This increase was more than offset by the expiration in August 1998 of the Orange County Convention Center contract, which had $6.4 million in net sales in the prior period. During the three months ended March 31, 1999, the Company was informed that contracts at Dayton Convention Center and certain units in the Portland, Oregon area would not be renewed. Net sales and gross profit at these units were $10.2 million and $.6 million, respectively, for the year ended December 30, 1998.

     EBR decreased 10.2% to $38.1 million from $42.4 million. Same unit performance increased $1.7 million over the comparable prior year period. New and acquired business accounted for approximately $2.3 million or 5.9% of total revenue. These increases were more than offset by the sale of 17 dining contracts in the second and third quarters of 1998.

     Healthcare and Corrections increased 5.5% to $14.5 million from $13.7 million. New business accounted for most of the increase.

     Gross Profit. Gross profit decreased to $6.2 million or 8.0% of net sales, from $7.0 million or 8.3% of net sales for the comparable 1998 period. The decrease in gross profit was caused primarily by lower net sales and higher bad debt expense as compared to the year ago period. The slight decrease in gross profit percentage was attributable primarily to the higher bad debt expense.

     General and Administrative Expenses. General and administrative expenses increased to $8.8 million for the three months ended March 31, 1999 from $8.6 million for the three months ended April 1, 1998. During 1998, the Company consolidated the accounting operations at seven of its acquired subsidiaries and closed or sold some of its EBR businesses, resulting in reduced general and administrative expenses. These decreases were offset by increases in technology expenses, including Y2K expenses, and an increase in corporate accounting expenses. As a percentage of sales, general and administrative expenses increased from 10.1% to 11.6%.

     Special and Restructuring Charges. The Company incurred costs of $1.7 million, or 2.2% of net sales, in the first quarter of 1999 to cover the costs of legal, accounting, financial advisors, management consulting fees and severance in connection with the Company's Chapter 11 filing and Reorganization Plan. The Company incurred costs of $4.9 million, or 5.8% of net sales, in the first quarter of 1998 representing $4.4 million for items of a similar nature in connection with the Restatement and $.5 million for the cost of rescinding the 10 year lease that was signed in October 1997 for the relocation of its corporate headquarters.

     Operating Loss. Operating loss decreased to $4.1 million for the three months ended March 31, 1999, from $6.6 million for the three months ended April 1, 1998, primarily as a result of the factors discussed above.

     Interest Expense. Interest expense, primarily resulting from interest on the Convertible Notes, decreased approximately $2.5 million for the three months ended March 31, 1999. The Company ceased to accrue interest on the Convertible Notes, which are subject to compromise under the Reorganization Plan, as of January 7, 1999, in accordance with Statement of Position (SoP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

     Interest Income. Interest income decreased approximately $0.8 million for the three months ended March 31, 1999, due to decreased cash available for investment and lower interest rates.

     Income Tax Expense. The provision for income taxes increased $80,000, due to higher state tax obligations.

Liquidity and Capital Resources

     At March 31, 1999, the Company had cash and cash equivalent balances of $65.0 million and current assets of $108.8 million exceeded its current liabilities of $37.0 million, resulting in a working capital surplus of $71.8 million. The cash balances are primarily attributable to the proceeds from the issuance of the Convertible Notes. There was a working capital surplus of $75.1 million at December 30, 1998. The decline in the surplus resulted primarily from deposits made to certain vendors, a decline in accrued expenses and purchases of fixtures and equipment, offset by a decrease in accounts receivable and disposals of fixtures and equipment.

     In October 1997, the Company issued, through a private placement pursuant to Rule 144A under the Securities Act of 1933, the Convertible Notes. The Convertible Notes are unsecured obligations of the Company and are convertible into common stock at a conversion price of $44.50 per share. The net proceeds of $169.1 million, after deducting underwriting discounts and certain expenses, were used to repay approximately $50.0 million in outstanding debt under a then existing credit facility. The remaining net proceeds were invested in short-term investments. In connection with the offering of the Convertible Notes, the Company had agreed to file a shelf registration statement, which would cause the Convertible Notes to be freely tradeable. The Company did not file a shelf registration statement and will not do so as a consequence of the commencement of the Chapter 11 case, and therefore has been obligated to pay liquidated damages on the Convertible Notes, from January 25, 1998, in the amount of $.05 per week per thousand dollar principal amount, subject to increase every quarter up to a maximum of approximately 1.3% per annum. The Company ceased to accrue interest on the Convertible Notes, which are subject to compromise under the Reorganization Plan, as of January 7, 1999, in accordance with SoP 90-7.

     Throughout 1998, management negotiated with certain holders of the Company's Convertible Notes, who had formed a committee (the Ad Hoc Committee) comprised of the three largest Noteholders, holding in excess of 92% of the aggregate $175 million of Convertible Notes issued in October 1997. As a result of such negotiations, on January 7, 1999, the Company filed a voluntary petition for reorganization under the Bankruptcy Code in the Bankruptcy Court. At that time, the Company filed the Reorganization Plan, which embodies the terms of the restructuring agreed upon by the Ad Hoc Committee.

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

     Management believes that the Company's cash position at March 31, 1999 will be sufficient to satisfy the Company's cash requirements for at least the next twelve months. Accordingly, management believes it is unlikely that in 1999 cash flow demands will be made upon the Company which it will be unable to satisfy from its present cash position and operations. The Company is presently engaged in negotiations with certain lenders for a credit facility, which would be available to the Company following the Effective Date. There can be no
assurance,   however,  that  such  a  credit  facility  will  be  obtained.  The shareholder and/or bondholder litigation described in Note 10 to the Consolidated Financial Statements is automatically stayed as provided in Section 362 of the Bankruptcy Code. However, if the Reorganization Plan is not confirmed and the plaintiffs prevail in the shareholder and/or bondholder litigation, the outcome could have a material adverse effect on the Company's financial position, results of operations and cash flows. Capital to meet these potential cash flow demands may not be available to the Company when required. Management considers it unlikely that the Reorganization Plan will not be confirmed, given the support of the Ad Hoc Committee.

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

     The Company is currently replacing or upgrading its computer systems to make them Y2K compliant, and expects to have remediation completed by the first half of 1999 for all significant computer systems. Testing is expected to continue throughout 1999. The new information systems are estimated to cost approximately $3.0 million ($700,000 expended through March 31, 1999), a substantial portion of which will be capitalized. Spending for the Y2K project is not expected to have a material impact on the Company's results of operations or cash flows. Although the Company does not currently have a complete contingency plan for Y2K compliance, it intends to develop one during fiscal year 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1998 under Part II, Item 7A, and reference is made thereto.

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

           On April 5, 1999, the Company commenced a solicitation of votes with respect to the Reorganization Plan. Such solicitation was completed on May 7, 1999. The holders of the Subordinated Notes, which were the only holders of the Company's securities entitled to vote on the Reorganization Plan, voted to accept the Reorganization Plan.

Item 6.  Exhibits and Reports on Form 8-K

A)  Exhibits


      27   Financial Data Schedule


B)  Reports on Form 8-K

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


Date:  May 17, 1999